Form 10QSB
period 1996-03-31
SUBURBFED FINANCIAL CORP
filed 1996-05-13
CIK 881397

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ------------------------------

                                  FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------    -----------

                         Commission File Number 0-19783



                            SUBURBFED FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)


     Delaware                                        36-3796361
     --------                                        ----------
(State or other jurisdiction                      I.R.S. Employer
  of incorporation or                             Identification or
    organization)                                 Number



 3301 W. Vollmer Road, Flossmoor, Illinois             60422
- - ------------------------------------------            -------
(Address of Principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:(708) 333-2200

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]     No [  ]

         As of May 9, 1996, the Registrant had 1,253,269 shares of common stock issued and outstanding.

                           SUBURBFED FINANCIAL CORP.
                                    Contents


PART I   FINANCIAL INFORMATION                                               Page
                                                                             ----

Item 1  Financial Statements

           Consolidated Statements of Financial Condition,
             March 31, 1996 (Unaudited) and
             December 31, 1995                                                   1
           Consolidated Statements of Income, Three Months
             Ended March 31, 1996 and 1995 (Unaudited)
           Consolidated Statements of Cash Flows, Three
             Months Ended March 31, 1996 and 1995
             (Unaudited)                                                         3
           Notes to Consolidated Financial Statements                          4-6

Item 2  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      7-12


PART II  OTHER INFORMATION                                                   13-14


                   SUBURBFED FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                    MARCH 31    DECEMBER 31
                                                                      1996          1995
                                                                   (Unaudited)
  ASSETS
  Cash and amounts due from depository institutions                 $2,767,682   $1,608,019
  Interest-bearing deposits                                          6,729,528    8,911,445
  Total cash and cash equivalents                                    9,497,210   10,519,464
  Investment securities held to maturity                             5,959,167    5,954,167
    (Market value: 1996: $5,916,250; 1995: $5,946,875)
  Investment securities available for sale, at market                3,078,376    2,345,376
  Investment securities held for trade                               1,245,142    1,215,654
  Mortgage-backed securities held to maturity                      105,645,826  108,386,409
    (Market value: 1996: $105,032,297; 1995: $108,276,030)
  Mortgage-backed securities available for sale, at market          66,240,588   77,478,970
  Loans receivable                                                 160,286,799  147,908,039
  Real estate owned                                                          0       13,597
  Stock in Federal Home Loan Bank of Chicago                         2,290,000    2,045,000
  Office properties and equipment                                    4,713,085    4,835,447
  Accrued interest receivable                                        2,148,241    2,114,963
  Prepaid expenses and other assets                                  1,007,569      489,991
  Deposit base intangible                                              160,389      173,284
                                                                 --------------------------
            Total assets                                           362,272,392  363,480,361
                                                                 ==========================

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Deposits                                                         298,243,447  288,955,466
  Federal Home Loan Bank advances                                   26,900,000   34,200,000
  Other borrowed money                                               6,738,000    9,227,000
  Advance payments by borrowers for taxes
    and insurance                                                    2,131,763    2,387,758
  Other liabilities                                                  2,380,642    2,346,029
                                                                 -------------------------
            Total liabilities                                      336,393,852  337,116,253

  Stockholders' Equity:

  Common stock                                                          13,518       13,518
  Additional paid-in capital                                         8,254,412    8,225,832
  Treasury stock                                                    -1,359,250   -1,032,625
  Retained earnings                                                 19,688,064   19,371,312
  Unrealized gain (loss) on securities available for sale             -428,750      112,011
  Common stock acquired by ESOP                                       -237,373     -259,654
  Common stock acquired by Bank Incentive Plan                         -52,081      -66,286
                                                                 --------------------------
            Total stockholders' equity                              25,878,540   26,364,108
                                                                 --------------------------
            Total liabilities and stockholders'
              equity                                              $362,272,392 $363,480,361
                                                                  =========================

  See notes to consolidated financial statements

                   SUBURBFED FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                      QUARTER ENDED MARCH 31,
                                                         1996         1995
  Interest income:
  Interest on loans                                    $3,028,141   $2,158,730
  Interest on mortgage-backed securities                2,981,802    3,234,585
  Interest on investment securities                       128,469      144,792
  Interest on other financial assets                       46,158       28,423
  Dividends on FHLB stock                                  37,627       29,108
                                                    --------------------------
            Total interest income                       6,222,197    5,595,638
  Interest expense:
  Interest on deposits                                  3,257,143    2,347,704
  Interest on borrowed money                              511,329      621,288
                                                    --------------------------
            Total interest expense                      3,768,472    2,968,992
                                                    --------------------------
            Net interest income before
            provision for loan losses                   2,453,725    2,626,646
  Provision for loan losses                                45,680       19,200
                                                    --------------------------
            Net interest income after
            provision for loan losses                   2,408,045    2,607,446
  Non-interest income:
  Loan fees and service charges                           183,461      117,839
  Commission income                                       124,587       87,813
  Gain(loss) on sale of loans and securities - net         90,749       12,146
  Unrealized gain(loss) on investment
   and mortgage-backed securities - net                      -138       54,438
  Deposit-related fees and other income                   372,771      303,631
                                                    --------------------------
            Total other income                            771,430      575,867
  Non-interest expense:
  General and administrative:
  Staffing costs                                        1,334,019    1,240,955
  Advertising                                              57,931       73,045
  Occupancy and equipment expenses                        471,437      476,693
  Data processing                                          73,703       74,751
  Federal deposit insurance premiums                      160,782      146,997
  Other                                                   408,594      420,574
            Total general and administrative        --------------------------
            expenses                                    2,506,466    2,433,015
  Amortization of deposit base intangible                  12,895       14,747
                                                    --------------------------
            Total non-interest expense                  2,519,361    2,447,762
                                                    --------------------------
  Income before income taxes                              660,114      735,551
  Provision for income taxes                              242,500      272,000
                                                    --------------------------
            Net income                                   $417,614     $463,551
                                                    ==========================
  Earnings per share - primary                               $.32         $.34
                     - fully diluted                         $.32         $.34
  Dividends declared per common share                        $.08         $.08

  See notes to consolidated financial statements

                   SUBURBFED FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           1996         1995

 Cash flows from operating activities:
          Net income                                                     $417,614     $463,551
          Adjustments to reconcile net income
            to net cash from operating activities:
                    Depreciation                                          166,400      170,598
                    Amortization of intangible                             12,895       14,747
                    Amortization of cost of stock benefit plans            36,486       36,485
                    Amortization of discount on investment securities      -5,000       -5,000
                    Provision for loan losses                              45,680       19,200
                    Net gain on sale of loans and securities              -90,749      -12,146
                    Net gain on sale of real estate owned                 -13,106            0
                    Unrealized (gain) loss on investment securities           138      -54,438
                    Proceeds from sales of trading account securities           0      176,265
                    Purchase of trading account securities                -29,625      -49,027
                    Net change in:
                              Accrued interest receivable                 -33,278     -125,291
                              Accrued interest payable                    -70,421       33,689
                              Deferred income                             -15,341      -62,134
                              Deferred and accrued income taxes           241,296      270,854
                              Other liabilities                           253,375     -889,330
                              Prepaid expenses and other assets          -498,301      641,796
                                                                     ------------ ------------
Net cash flows provided by operating activities                           418,063      629,819
                                                                     ------------ ------------
Investing activities:
          Purchases of investment securities                             -779,625            0
          Proceeds from sale of mortgage-backed securities             21,401,973    1,310,315
          Proceeds from repayments of mortgage-backed securities        5,697,034    3,181,944
          Purchases of mortgage-backed securities                     -13,890,580   -2,532,350
          Purchase of Federal Home Loan Bank stock                       -245,000            0
          Proceeds from sale of loans                                   2,627,516      757,757
          Disbursements for loans                                     -31,586,055  -15,269,378
          Loan repayments                                              16,536,256   10,065,792
          Proceeds from sale of real estate owned                          26,703            0
          Property and equipment expenditures                             -44,038     -923,313
                                                                     ------------ ------------
Net cash flows used in investing activities                              -255,816   -3,409,233
                                                                     ------------ ------------
Financing activities:
          Dividends paid on common stock                                 -100,862     -104,068
          Purchase of treasury stock                                     -326,625     -705,875
          Deposit receipts                                            230,965,229  203,901,907
          Deposit withdrawals                                        -224,555,280 -205,794,392
          Interest credited to deposit accounts                         2,878,032    2,058,852
          Purchase of deposits - Hinsdale                                       0    2,167,763
          Purchase of deposit base intangible - Hinsdale                        0      -88,326
          Proceeds from borrowed money                                 37,352,000   64,855,155
          Repayment of borrowed money                                 -47,141,000  -62,765,000
          Net decrease in advance payments
            by borrowers for taxes and insurance                         -255,995     -335,904
                                                                     ------------ ------------
Net cash flows provided by financing activities                        -1,184,501    3,190,112
                                                                     ------------ ------------
Increase (Decrease) in cash and cash equivalents                       -1,022,254      410,698
Cash and cash equivalents at beginning of period                       10,519,464    9,447,586
                                                                     ------------ ------------
Cash and cash equivalents at end of period                             $9,497,210   $9,858,284
                                                                     ============ ============

Cash paid during the period for:
          Interest                                                     $3,838,893   $2,935,303
          Income taxes                                                      1,204        1,146
Non cash investing activities:
          Loans securitized into mortgage-backed securities                    $0           $0
                                                                     ============ ============


See notes to consolidated financial statements.

                  SUBURBFED FINANCIAL CORP. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Statement of Information Furnished

  The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995 and cash flows for the three months ended March 31, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of SuburbFed Financial Corp. (the "Company") and its consolidated subsidiaries Suburban Federal Savings, a Federal Savings Bank (the "Bank"); the Bank's wholly owned subsidiaries, Suburban Mortgage Services, Inc. and South Suburban Securities Corporation; and the wholly owned subsidiary of South Suburban Securities Corporation, Suburban Insurance Resources Agency, Inc. The results of operations for the three month period ended March 31, 1996 is not necessarily indicative of the results to be expected for the full year.

Note B - Stock Conversion

  On September 12, 1991 the Board of Directors of Suburban Federal approved a plan to convert from a federally chartered mutual association to a federally chartered stock savings bank. The stock conversion plan included, as part of the conversion, the concurrent formation of a holding company. The stock offering of the Bank's parent, SuburbFed Financial Corp. (the "Company") was closed on March 3, 1992 with the sale of 891,250 shares at $10.00 per share. The Company purchased all the shares of stock of the Bank for $4,023,750 upon completion of its stock offering.

Note C - Earnings Per Share

  Earnings per share of common stock for the three month periods ended March 31, 1996 and 1995 have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding after consideration of the 3 for 2 stock split completed November 3, 1995. Stock options are regarded as common stock equivalents and are therefore considered in both the primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

Note D - Dividend Declaration

  The Company declared a dividend of $.08 per share, representing its sixteenth consecutive quarterly dividend payable April 15, 1996 to shareholders of record April 1, 1996. The dividend, totaling $100,862, has been recorded as of March 31, 1996 as a reduction of retained earnings in the accompanying consolidated statement of financial condition.

Note E - Disparity in Insurance and Special Assessment

  Federal law requires that the Federal Deposit Insurance Corporation ("FDIC") maintain the reserve level of each of the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF") at 1.25% of insured deposits. Reserves are funded through payments by insured institutions of insurance premiums. On November 14, 1995, due to the BIF reaching the required reserve level, the FDIC reduced the insurance premiums for members of BIF to a range of between 0.00% and 0.27% of deposits, subject to the statutory requirement that all institutions pay at least $2,000 annually for FDIC insurance, while maintaining the current range of between 0.23% and 0.31% of deposits for members of SAIF. The FDIC is required to set insurance premiums independently for members of BIF and SAIF.

  A disparity in insurance premiums between those required for SAIF members, such as the Bank, and BIF members could allow BIF members to attract and retain deposits at a lower effective cost than that of SAIF members. In the event BIF members in the Bank's market area, as a result of the reduction in insurance premiums, increase the interest rates paid on deposits, this could put competitive pressure on the Bank to raise the interest rates paid on deposits thus increasing its cost of funds and possibly reducing net interest income.
An increase in interest expense would also impair the Bank's ability to maintain low operating costs. The resultant competitive disadvantage could result in the Bank losing deposits to BIF members who have a lower cost of funds and are therefore able to pay higher rates of interest on deposits. Although the Bank has other sources of funds, these other sources may have higher costs than those of deposits, resulting in lower net yields on loans originated using such funds. However, because of possible regulatory or policy changes, there can be no assurance that upon SAIF reaching its required reserve level that deposit insurance premiums for SAIF members will be reduced, or, if reduced, to what extent such premiums will be reduced.

  Several alternatives to mitigate the effect of the BIF/SAIF insurance premium disparity are currently under consideration by the U.S. Congress. One plan that has gained the support of several sponsors would require all SAIF member institutions, including the Bank, to pay a one-time fee of approximately 0.80% to 0.90% of insured deposits ($0.80 to $0.90 for every $100 of deposits) on the amount of deposits held by the member institution to recapitalize the SAIF. If this proposal is enacted by Congress, the effect would be to immediately reduce the capital of SAIF-member institutions by the amount of the fee, and such amount would be immediately charged to earnings. If an 80 basis point (0.80%) assessment was effected, based on deposits as of March 31, 1995 (as proposed), the Bank's pro rata share would amount to approximately $2,072,000, before taxes. If the Bank is required to pay the proposed special assessment, future deposit insurance premiums may be reduced from 0.23% to approximately 0.00% (subject to the statutory requirement that all institutions pay at least $2,000 annually for FDIC insurance). Based upon the Bank's deposits as of March 31, 1996, the Bank's annual deposit insurance expense would decrease by approximately $420,000 per year after taxes. Management of the Bank is unable to predict whether this proposal or any similar proposal will be enacted or whether ongoing SAIF premiums will be reduced to a level comparable to that of BIF premiums.

                           SUBURBFED FINANCIAL CORP.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

During the three month period ended March 31, 1996, total assets of the Company decreased by $1.2 million. This decrease is primarily attributable to the repayment of $9.8 million of borrowed money offset by $9.3 million of deposit growth. Mortgage-backed securities declined by $14.0 million while loans receivable grew $12.4 million. The strategy of increasing loan originations, which began in 1995, continued during the first quarter of 1996 and will be pursued for the remainder of the year.

The 1996 increase in loans receivable was primarily a result of increased loan originations, offset by the sale of $2.6 million of fixed rate loans to the Federal National Mortgage Association. Principal repayments on loans during the three months ended March 31, 1996 amounted to $16.5 million as compared to $10.1 million for the same period last year. The Company disbursed $31.6
million of loans   during the three month period ended March 31, 1996 as
compared to $15.3 million for the same quarter in 1995.

Mortgage-backed securities held to maturity decreased $2.7 million during the most recent three month period due to the purchase of only $1.7 million during
the quarter compared to   MBS repayments of $4.4 million.   Pursuant to the
Company's asset/liability management strategy, the Company's purchases carried adjustable interest rates or had short effective terms (2 to 5 year average lives).

Mortgage-backed securities available for sale decreased $11.2 million   during
the most recent quarter due to sales of $21.4 million, repayments of $1.2 million and a market value adjustment of $771,000 offset by purchases of $12.2 million. A restructuring transaction involving the sale and reinvestment of $12 million was completed during the quarter which shortened the average life of the portfolio, maintained the yield and realized a gain of $62,000. During the comparable 1995 period, mortgage-backed securities available for sale decreased $325,000 due to repayments of $1.6 million and sales of $188,000 offset by a positive market value adjustment of $1.5 million.

The level of savings deposits is affected primarily by interest rates, the total amount of funds consumers elect to save, and competition for savings from alternative investments in the marketplace. Total savings deposit accounts increased $9.3 million from $288.9 million on December 31, 1995 to $298.2 million on March 31, 1996. The Company experienced a net deposit inflow of $6.4 million for the three month period ended March 31, 1996 (before interest credited), as compared to an increase of $175,000 (before interest credited) for the three month period ended March 31, 1995, which included the purchase of the Hinsdale branch with $2.1 in deposits. Interest credited was $2.9 million and $2.1 million for the three months ended March 31, 1996 and 1995, respectively.

During 1996, the Company decreased Federal Home Loan Bank advances by $7.3 million and other borrowed money by $2.5 million as funding needs were met with deposit growth.

Stockholders' equity decreased $486,000 during the three month period ended March 31, 1996 due to the increase in unrealized losses on securities available for sale of $541,000, the repurchase of 19,500 shares of stock for $327,000 and dividends paid of $101,000 all of which was partially offset by earnings of $418,000.

LIQUIDITY AND CAPITAL RESOURCES


The Company's principal sources of funds are deposits from customers into interest bearing accounts, scheduled monthly repayments and prepayments of principal and interest on loans and mortgage-backed securities, and borrowings. Other potential sources of funds available to the Company include borrowings from the Federal Home Loan Bank of Chicago. While scheduled loan and mortgage-backed security payments are relatively predictable sources of funds, the actual mix and amounts of funds from these sources are directly affected by general interest rates, economic conditions and competition. The primary business activity of the Company, that of making conventional mortgage loans on residential housing, is likewise affected by economic conditions.

Current Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. The Bank's average daily liquidity ratio for the three-month period ending March 31, 1996 ranged from 5.8% to 7.7%, and it was 5.9% at March 31, 1996. The Bank's daily liquidity ratio at December 31, 1995 was 6.8%. Liquid assets have been maintained at a level above regulatory minimums.

The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, maintain its liquidity and meet operating expenses. As of March 31, 1996, the Company had approximately $22.8 million in outstanding commitments to originate mortgage loans. The Company considers it liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

On December 7, 1989, new capital standards were imposed on the thrift industry as a result of the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"). Regulatory standards impose the following capital requirements:
a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of March 31, 1996, the Bank exceeded all regulatory capital standards.

At March 31, 1996, the Bank's tangible capital was $22.6 million or 6.3% of adjusted total assets, which is in excess of the current 1.5% requirement by $17.2 million. In addition, at March 31, 1996, the Bank had core capital of $22.7 million or 6.3% of adjusted total assets, which exceeds the current 3.0% requirement by $11.9 million. The Bank had risk-based capital of $23.0 million at March 31, 1996, or 14.8% of risk-adjusted assets which exceeds the 8.0% risk-based capital requirement by $10.5 million.


ANALYSIS OF OPERATIONS

Net income for the three month periods ended March 31, 1996 and 1995 were $418,000 and $464,000, respectively. This decrease is primarily attributable to decline in the net interest income of $173,000 as a result of the decline in net interest margin. Net interest margin decreased from 3.34% for the three months ended March 31, 1995 to 2.79% for the three months ended March 31, 1996.

Interest income on loans and mortgage-backed securities for the three month period ended March 31, 1996 increased $617,000 from the same period in 1995. This increase resulted primarily from the effect of the increase of $37.3 million in average loans and mortgage-backed securities.

Interest expense on deposits increased by $909,000 for the three month period ended March 31, 1996 from the prior year level. The additional expense resulted from the increase in the average cost of deposits from 3.66% for the three month period ended March 31, 1995 to 4.43% for the 1996 period plus the increased cost incurred from the increase in average deposit account balances of $37.3 million for the three month period ended March 31, 1996 from the prior year level.

Interest expense on borrowed money decreased $110,000 for the quarter ended March 31, 1996 from the same period in 1995.

This decrease is primarily attributable to a decrease of $5.6 million in the average outstanding balance of borrowed money for the three month period ended March 31, 1996 as compared to the same period in 1995.

Management establishes specific reserves for estimated losses on loans when it determines that losses are anticipated on these loans. The Company calculates any allowance for possible loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans. These factors include but are not limited to current and anticipated economic conditions, historical loan loss experience, a detailed analysis of individual loans for which full collectability may not be assured, a determination of the existence and realizable value of the underlying collateral, the ability of the borrower to repay and the guarantees securing such loans. Management, as a result of this review process, recorded provisions for loan losses in the amount of $46,000 for the three month period ended March 31, 1996 as compared to $19,000
for the three month period ended March 31, 1995.   The Company's general loan
loss reserve balance as of March 31, 1996 was $630,000. The December 31, 1995 general loan loss reserve balance was $611,000. Net charge-offs for the 1996 period were $3,000 as compared to $8,000 in 1995. Total nonperforming assets as of March 31, 1996 were $910,000 or 0.25% of total assets.

Loan fees and service charges increased $66,000 due to an increase in the number of loans originated during the three month period ended March 31, 1996, as compared to the same period in 1995. Deposit-related fees and other income for the three month period ended March 31, 1996 increased $69,000 from the 1995 period primarily as a result of increases in the number of transaction accounts and the periodic review and adjustment of deposit fees. Commission income for the three months ended March 31, 1996 from the sale of insurance products and mutual funds increased $37,000, from the comparable 1995 period, as sales volumes increased.

Gains on sale of loans and securities were $91,000 for the three month period ended March 31, 1996 as compared to $67,000 for the comparable 1995 period.

Total general and administrative expense increased $73,000 during the three month period ended March 31, 1996, primarily as a result of the additional costs involved in operating and promoting the new Hinsdale branch office which was purchased in February, 1995.

The provision for income taxes decreased due to decreased earnings. The effective tax rates, however, declined to 36.7% for the three months ended March 31, 1996 from 37.0% for the three month periods ended March 31, 1995 primarily because a higher percentage of the 1996 income was subject to the dividends received deduction.

IMPACT OF THE NEW ACCOUNTING STANDARDS

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," is effective for fiscal years beginning after December 15, 1995. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. The adoption of SFAS 121 does not have a material impact on the Company's consolidated financial position or results of operations.

ACCOUNTING FOR STOCK-BASED COMPENSATION. In October, 1995 the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." This statement establishes a value-based method of accounting for stock options which encourages employers to account for stock compensation awards based on their fair value at the date the awards are granted. The resulting compensation award would be shown as an expense on the income statement.

SFAS 123 also permits entities to continue to use the intrinsic value method contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (the "APB Opinion No. 25 Method"), allowing them to continue to apply current accounting requirements, which generally result in no compensation cost for most fixed stock-option plans. If the intrinsic value method is retained, SFAS 123 requires significantly expanded disclosures, including disclosure of the pro forma amount of net income and earnings per share as if the fair value-based method were used to account for stock based compensation. SFAS 123 is effective for fiscal years beginning after December 15, 1995, however, employers will be required to include in that year's financial statements, information about options granted in 1995. The Company has determined that it will continue to apply the APB Opinion No. 25 Method in preparing its consolidated financial statements.

The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Bank keeps its books and records and performs it financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.

RECENT DEVELOPMENTS

On October 24, 1995, the Company announced that its Board of Directors had authorized a second stock repurchase program which allows the Company to repurchase up to 4.9% (62,925 shares) of the common stock outstanding over the next twelve months in open market transactions. As of May 9, 1996, the Company had purchased 31,907 shares.

                           SUBURBFED FINANCIAL CORP.


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time, the Bank is a party to legal proceedings in the ordinary course of business, wherein it enforces its security interest. The Company and the Bank are not engaged in any legal proceedings of a material nature at the present time.

Item 2.  Changes in Securities

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Computation of earnings per share (Exhibit 11 filed herewith.)

         (b)  Not applicable

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        SUBURBFED FINANCIAL CORP
                                        ------------------------
                                               Registrant




DATE:       May 9, 1996   BY:(s)
                                 ------------------------------------------
                                 Daniel P. Ryan
                                 President and
                                 Chief Executive Officer




DATE:       May 9, 1996   BY:(s)
                                 ------------------------------------------
                                 Steven E. Stock
                                 Senior Vice President
                                 Chief Financial and
                                 Accounting Officer