Form 10QSB
period 1996-06-30
SUBURBFED FINANCIAL CORP
filed 1996-08-13
CIK 881397

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ___________________________


                                  FORM 10-QSB



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ____________

                       Commission File Number 0-19783



                          SUBURBFED FINANCIAL CORP.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


          Delaware                                      36-3796361
- ------------------------------                    ---------------------
(State or other jurisdiction                      I.R.S. Employer
  of incorporation or                             Identification or
    organization)                                 Number



 3301 W. Vollmer Road, Flossmoor, Illinois            60422
- ------------------------------------------      -----------
(Address of Principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (708) 333-2200
                                                    ------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]     No [  ]

         As of August 9, 1996, the Registrant had 1,252,519 shares of Common stock issued and outstanding.

                           SUBURBFED FINANCIAL CORP.
                                    Contents

PART I.  FINANCIAL INFORMATION                                                       Page
                                                                                     ----
Item 1.  Financial Statements
                 Consolidated Statements of Financial Condition,
                          June 30, 1996 (unaudited) and December 31, 1995            1
                 Consolidated Statements of Income, Three Months
                          and Six Months Ended June 30, 1996 and 1995
                          (unaudited)                                                2
                 Consolidated Statements of Cash Flows, Six
                          Months Ended June 30, 1996 and 1995
                          (unaudited)                                                3
                 Notes to Consolidated Financial Statements                          4-6

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                       7-11


PART II.         OTHER INFORMATION                                                  12-13

                  SUBURBFED FINANCIAL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                          JUNE 30       DECEMBER 31
                                                                          1996          1995
                                                                          (Unaudited)

ASSETS

Cash and amounts due from depository institutions                       $  3,854,681  $  1,608,019
Interest-bearing deposits                                                  5,833,046     8,911,445
                                                                        ------------  ------------
  Total cash and cash equivalents                                          9,687,727    10,519,464
Investment securities held to maturity                                     3,964,167     5,954,167
  (Market value: 1996: $3,890,000; 1995: $5,946,875)
Investment securities available for sale, at market                        3,064,541     2,345,376
Investment securities held for trade                                       1,228,781     1,215,654
Mortgage-backed securities held to maturity                              101,195,534   108,386,409
 (Market value: 1996: $100,337,259; 1995: $108,276,030)
Mortgage-backed securities available for sale, at market                  63,450,829    77,478,970
Loans receivable                                                         185,583,782   147,908,039
Real estate owned                                                                  0        13,597
Stock in Federal Home Loan Bank of Chicago                                 2,290,000     2,045,000
Office properties and equipment                                            4,636,642     4,835,447
Accrued interest receivable                                                2,205,022     2,114,963
Prepaid expenses and other assets                                            933,950       489,991
Deposit base intangible                                                      147,493       173,284
                                                                        ------------  ------------
  Total assets                                                           378,388,468   363,480,361
                                                                        ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                 304,798,635   288,955,466
Federal Home Loan Bank advances                                           34,800,000    34,200,000
Other borrowed money                                                       7,895,000     9,227,000
Advance payments by borrowers for taxes and insurance                      2,815,115     2,387,758
Other liabilities                                                          2,034,712     2,346,029
                                                                        ------------  ------------
  Total liabilities                                                      352,343,462   337,116,253

Stockholders' Equity:

Common stock                                                                  13,555        13,518
Additional paid-in capital                                                 8,297,068     8,225,832
Treasury stock                                                            -1,482,062    -1,032,625
Retained earnings                                                         20,017,908    19,371,312
Unrealized gain (loss) on securities available for sale                     -548,494       112,011
Common stock acquired by ESOP                                               -215,092      -259,654
Common stock acquired by Bank Incentive Plan                                 -37,877       -66,286
                                                                        ------------  ------------
  Total stockholders' equity                                              26,045,006    26,364,108
                                                                        ------------  ------------
  Total liabilities and stockholders' equity                            $378,388,468  $363,480,361
                                                                        ============  ============

See notes to consolidated financial statements.

                   SUBURBFED FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                          SIX MONTHS
                                        QUARTER ENDED JUNE 30,           ENDED JUNE 30,
                                           1996        1995             1996       1995
Interest income:
Interest on loan                       $3,372,961   $2,319,813     $ 6,401,102  $4,478,543
Interest on mortgage-backed
  securities                            2,855,112    3,228,484       5,836,914   6,463,069
Interest on investment securities         101,194      144,345         229,663     289,137
Interest on other financial assets         29,191       25,560          75,349      53,983
Dividends on FHLB stock                    50,556       32,014          88,183      61,122
                                       ----------  -----------     -----------  ----------
         Total interest income          6,409,014    5,750,216      12,631,211   1,345,854
Interest expense:
Interest on deposits                    3,348,510    2,631,029       6,605,653   4,978,733
Interest on borrowed money                510,211      595,253       1,021,540   1,216,541
                                       ----------  -----------     -----------  ----------
         Total interest expense         3,858,721    3,226,282       7,627,193   6,195,274
                                       ----------  -----------     -----------  ----------
         Net interest income before
         provision for loan losses      2,550,293    2,523,934       5,004,018   5,150,580
Provision for loan losses                  39,000       12,800          84,680      32,000
                                       ----------  -----------     -----------  ----------
         Net interest income after
         provision for loan losses      2,511,293    2,511,134       4,919,338   5,118,580
Non-interest income:
Loan fees and service charges             254,103      163,467         437,564     281,306
Commission income                         102,739      110,502         227,326     198,315
Gain(loss) on sale of loans and
   securities - net                         7,252       39,267          98,001      51,413
Unrealized gain(loss) on investment
   and mortgage-backed
   securities - net                         4,486       37,130           4,348      91,568
Deposit-related fees and
   other income                           369,479      330,167         742,250     633,798
                                       ----------  -----------     -----------  ----------
         Total Other Income               738,059      680,533       1,509,489   1,256,400
Non-Interest Expense:
General and Administrative:
Staffing costs                          1,377,988    1,234,404       2,712,007   2,475,359
Advertising                                76,144      127,490         134,075     200,535
Occupancy and equipment expenses          476,174      494,003         947,611     970,696
Data processing                            80,888       71,390         154,591     146,141
Federal deposit insurance premiums        165,037      147,953         325,819     294,950
Other                                     382,420      418,211         791,014     838,785
                                       ----------  -----------     -----------  ----------
   Total general and administrative
         expenses                       2,558,651    2,493,451       5,065,117   4,926,466
   Amortization of deposit base
         intangible                        12,895       15,744          25,790      30,491
                                       ----------  -----------     -----------  ----------
         Total Non-Interest Expense     2,571,546    2,509,195       5,090,907   4,956,957
                                       ----------  -----------     -----------  ----------
Income before income taxes                677,806      682,472       1,337,920   1,418,023
Provision for income taxes                247,400      253,000         489,900     525,000
                                       ----------  -----------     -----------  ----------
         Net income                    $  430,406   $  429,472     $   848,020  $  893,023
                                       ==========  ===========     ===========  ==========
Earnings per share  - primary                $.33         $.32            $.64        $.66
                    - fully diluted          $.33         $.32            $.64        $.66
Dividends declared per common share          $.08         $.08            $.16        $.16

See notes to consolidated financial statements.

                  SUBURBFED FINANCIAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                               SIX MONTHS ENDED JUNE 30,
                                                                 1996            1995
Cash flows from operating activities:
   Net income                                               $    848,020     $    893,023
   Adjustments to reconcile net income to
      net cash from operating activities:
         Depreciation                                            334,396          350,862
         Amortization of intangible                               25,791           30,491
         Amortization of cost of stock benefit plans              72,971           72,970
         Amortization of discount on investment securities       -10,000          -10,000
         Provision for loan losses                                84,680           32,000
         Net gain on sale of loans and securities                -98,001          -51,413
         Net gain on sale of real estate owned                   -13,106                0
         Unrealized (gain) loss on investment securities          -4,348          -91,568
         Proceeds from sales of trading account securities       227,585          407,025
         Purchase of trading account securities                 -196,332         -254,840
         Net change in:
            Accrued interest receivable                          -90,059         -142,651
            Accrued interest payable                             -43,666          -10,697
            Deferred income                                     -414,610         -174,415
            Deferred and accrued income taxes                    324,696          133,578
         Other liabilities                                      -144,730       -1,210,684
         Prepaid expenses and other assets                      -398,552        1,201,912
                                                            ------------     ------------
Net cash flows provided by operating activities                  504,735        1,175,593
                                                            ------------     ------------
Investing activities:
   Proceeds from sale of investment securities                 2,000,000                0
   Purchases of investment securities                           -750,000          -50,000
   Proceeds from sale of mortgage-backed securities           23,427,754        3,101,159
   Proceeds from repayments of mortgage-backed securities     12,338,301        6,317,954
   Purchases of mortgage-backed securities                   -13,894,597       -6,535,577
   Purchase of Federal Home Loan Bank stock                     -245,000         -111,900
   Proceeds from sale of loans                                 6,186,803        1,706,260
   Disbursements for loans                                   -81,382,654      -40,182,286
   Loan repayments                                            36,175,663       22,401,492
   Proceeds from sale of real estate owned                        26,703                0
   Property and equipment expenditures                          -135,591       -1,032,761
                                                            ------------     ------------
Net cash flows used in investing activities                  -16,252,618      -14,385,659
                                                            ------------     ------------
Financing Activities:
   Proceeds from exercise of stock options                        28,481                0
   Dividends paid on common stock                               -201,424         -207,296
   Purchase of treasury stock                                   -449,437         -862,625
   Deposit receipts                                          466,887,567      431,772,883
   Deposit withdrawals                                      -456,887,317     -423,814,141
   Interest credited to deposit accounts                       5,842,919        4,409,874
   Purchase of deposits - Hinsdale                                     0        2,167,763
   Purchase of deposit base intangible - Hinsdale                      0          -89,825
   Proceeds from borrowed money                               87,715,000      142,162,155
   Repayment of borrowed money                               -88,447,000     -142,630,155
   Net increase in advance payments by  borrowers for
         taxes and insurance                                     427,357          199,966
                                                            ------------     ------------
Net cash flows provided by financing activities               14,916,146       13,108,599
                                                            ------------     ------------
Increase (decrease) in cash and cash equivalents                -831,737         -101,467
Cash and cash equivalents at beginning of period              10,519,464        9,447,586
                                                            ------------     ------------
Cash and cash equivalents at end of period                  $  9,687,727     $  9,346,119
                                                            ============     ============

Cash paid during the period for:
   Interest                                                 $  7,670,859     $  6,205,971
   Income taxes                                                  275,201          390,846
Non-cash investing activities:
   Loans securitized into mortgage-backed securities        $  1,596,500     $          0
                                                            ============     ============

See notes to consolidated financial statements.

                           SUBURBFED FINANCIAL CORP.
                                AND SUBSIDIARIES


Notes to Consolidated Financial Statements

Note A - Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three and six month periods ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of SuburbFed Financial Corp. ( the "Company") and its consolidated subsidiaries Suburban Federal Savings, a Federal Savings Bank (the "Bank"); the Bank's wholly owned subsidiaries, Suburban Mortgage Services, Inc. and South Suburban Securities Corporation, and the wholly owned subsidiary of South Suburban Securities Corporation, Suburban Insurance Resources Agency, Inc. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

Note C - Earnings Per Share

  Earnings per share of common stock for the three and six month periods ended June 30, 1996 and 1995 have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding after consideration of the 3 for 2 stock split completed November 3, 1995. Stock options are regarded as common stock equivalents and are therefore considered in both the primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

Note D - Dividend Declaration

  The Company declared a dividend of $.08 per share, representing its seventeenth consecutive quarterly dividend payable July 15, 1996 for shareholders of record July 1, 1996. The dividend, totaling $100,562, has been recorded as of June 30, 1996 as a reduction of retained earnings in the accompanying consolidated statements of financial condition.

Note E - Disparity in Insurance and Special Assessment

   Federal law requires that the Federal Deposit Insurance Corporation ("FDIC") maintain the reserve level of each of the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF") at 1.25% of insured deposits. Reserves are funded through payments by insured institutions of insurance premiums. On November 14, 1995, due to the BIF reaching the required reserve level, the FDIC reduced the insurance premium for members of BIF to a range of between 0.00% and 0.27% of deposits, subject to the statutory requirement that all institutions pay at least $2000 annually for FDIC insurance, while maintaining the current range of between 0.23% and 0.31% of deposits for members of SAIF. The FDIC is required to set insurance premiums independently for members of BIF and SAIF.

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

Several alternatives to mitigate the effect of the BIF/SAIF insurance premium disparity are currently under consideration by the U.S. Congress. One plan that has gained the support of several sponsors would require all SAIF member institutions, including the Bank, to pay a one-time fee of approximately 0.80% to 0.90% of insured deposits ($0.80 to $0.90 for every $100 of deposits) on the amount of deposits held by the member institution to recapitalize the SAIF. If this proposal is enacted by Congress, the effect would be to immediately reduce the capital of SAIF-member institutions by the amount of the fee, and such amount would be immediately charged to earnings. If an 80 basis point (0.80%) assessment was effected, based on deposits as of March 31, 1995 (as proposed), the Bank's pro rata share would amount to approximately $2,072,000, before taxes. If the Bank is required to pay the proposed special assessment, future deposit insurance premiums may be reduced from 0.23% to approximately 0.00% (subject to the statutory requirement that all institutions pay at least $2000 annually for FDIC insurance). Based upon the Bank's deposits as of June 30, 1996, the Bank's annual deposit insurance expense would decrease by approximately $427,000 per year after taxes. Management of the Bank is unable to predict whether this proposal will be enacted or whether ongoing SAIF premiums will be reduced to a level comparable to that of BIF premiums.

                          SUBURBFED FINANCIAL CORP.
                               AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

During the six month period ended June 30, 1996, total assets of the Company increased by $14.9 million. This increase is attributable primarily to $15.8 million of deposit growth which was invested with the proceeds from mortgage-backed security repayments and sales to increase loans receivable by $37.7 million. The strategy of increasing loan originations, which began in 1995, has been perpetuated during the first half of 1996 and will be pursued for the remainder of the year.

  The increase in loans receivable for the six month period ended June 30, 1996 is the result of loan disbursements of $81.4 million offset, primarily, by repayments of $36.2 million, and the sale of $6.2 million of one to four family, fixed rate loans to the Federal National Mortgage Association. Comparable origination and repayment data for the six month period ended June 30, 1995 shows disbursements of $40.2 million and repayments of $22.4 million.

Mortgage-backed securities ("MBS") held to maturity decreased $7.2 million during the most recent six month period due to repayments of $8.9 million partially offset by purchases of $1.7 million. Pursuant to the Company's asset/liability management strategy, the Company's purchases carried adjustable interest rates or had short effective terms (2 to 5 year average lives).

MBS available for sale decreased $14.0 million during the most recent six month period due to the sale of $23.4 million, repayments of $3.4 million and a negative market value adjustment of $944,000 offset by purchases of 12.2 million and securitization of $1.6 million. During the comparable 1995 period, mortgage-backed securities available for sale decreased $1.0 million due to sales of $3.1 million and repayments of $1.0 million offset by a positive market adjustment of $3.1 million. Sales during the 1996 period were made to provide funding for loan originations.

The level of savings deposits is affected primarily by interest rates, the total amount of funds consumers elect to save, and competition for savings from alternative investments in the marketplace. Total savings deposit accounts increased $15.8 million from $289.0 million on December 31, 1995 to $304.8 million on June 30, 1996. The Company experienced a net deposit inflow of $10.0 million for the six month period ended June 30, 1996 (before interest credited), as compared to an inflow of $8.0 million (before interest credited) for the six month period ended June 30, 1995. Interest credited was $5.8 million and $4.4 million for the six months ended June 30, 1996 and 1995, respectively.

During 1996, the Company increased Federal Home Loan Bank advances by $600,000 while other borrowed money decreased $1.3 million.

Stockholders' equity decreased $319,000 during the six month period ended June 30, 1996 due primarily to the increase in unrealized losses on securities available for sale, net of the related income tax effect, of $661,000, the repurchase of 27,000 shares of stock for $449,000 and payment of dividends on common stock of $201,000 offset, in part, by earnings of $848,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits from customers into interest bearing accounts, scheduled monthly repayments and prepayments of principal and interest on loans and mortgage-backed securities, and borrowings. Other potential sources of funds available to the Company include borrowing from the Federal Home Loan Bank of Chicago. While scheduled loan and mortgage-backed security payments are relatively predictable sources of funds, the actual mix and amounts of funds from these sources are directly affected by general interest rates, economic conditions and competition. The primary business activity of the Company, that of making conventional mortgage loans on residential housing, is likewise affected by economic conditions.

Current Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. The Bank's average daily liquidity ratio for the six month period ending June 30, 1996 ranged from 5.8% to 7.7%, and it was 5.9% at June 30, 1996. The Bank's average daily liquidity ratio at December 31, 1995 was 6.8%. Liquid assets have been reduced and the funds reinvested in short-term fixed rate mortgage-backed securities at higher yields.

The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, maintain its liquidity and meet operating expenses. As of June 30, 1996, the Company had approximately $29.3 million in outstanding commitments to originate mortgage and consumer loans, $14.4 million of unused lines of credit, no commitments to purchase MBS and $376,000 of commitments to sell mortgage loans. The Company considers it's liquidity, borrowing capacity and capital resources to be adequate to meet its foreseeable short and long-term needs, however, sales of MBS available for sale will also be considered. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

On December 7, 1989, new capital standards were imposed on the thrift industry as a result of the Financial Institutions Reform, Recovery and Enforcement Act (the "FIRREA"). Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of June 30, 1996, the Bank exceeded all regulatory capital standards.

At June 30, 1996, the Bank's tangible capital was $23.1 million or 6.1% of adjusted total assets, which is in excess of the current 1.5% requirement by $17.4 million. In addition, at June 30, 1996, the Bank had core capital of $23.2 million or 6.2% of adjusted total assets, which exceeds the current 3.0% requirement by $11.9 million. The Bank had risk-based capital of $23.5 million at June 30, 1996, or 13.9% of risk-adjusted assets which exceeds the current 8.0% risk-based capital requirement by $10.0 million.

ANALYSIS OF OPERATIONS

Net income for the three and six month periods ended June 30, 1996 were $430,000 and $848,000, respectively compared to $429,000 and $893,000 for the same periods of the prior year. The decrease for the six month period is primarily attributable to the decrease in net interest income of $147,000 and the increase in general and administrative expenses of $139,000 offset by an increase of $253,000 in non-interest income.

Net interest margin decreased from 3.12% for the three month period ended June 30,1995 to 2.77% for the three month period ended June 30, 1996. Net interest margin for the six month period ended June 30,1996 was 2.77% as compared to 2.99% for the six months ended June 30, 1995. The asset and liability growth is being added at smaller spreads, however, with proportionally less interest rate risk being incurred. The asset growth was primarily in adjustable rate mortgage loans financed by 1 to 3 year certificates of deposit.

Interest income on loans and mortgage-backed securities for the three and six month periods ended June 30, 1996 increased $680,000 and $1.3 million from the same periods in 1995. These increases resulted primarily from the effect of the net increases in average loans and mortgage-backed securities outstanding of $36.1 million during the quarter and $37.1 million during the six month period.

Interest expense on deposits increased by $717,000 and $1.6 million, respectively, for the three and six month periods ended June 30, 1996 from the prior year levels. These increases resulted from the effects of the increases in the average cost of deposits from 3.98% and 3.82% for the three and six
month periods ended June  30, 1995 to 4.44% for both   the three and six month
periods ended June 30,1996 plus the increased cost incurred from increases of approximately $37.0 million and $36.8 million in average deposit account balances for the three and six month periods ended June 30, 1996 from the prior year levels.

Interest expense on borrowed money decreased $85,000 and $195,000, respectively, for the quarter and six month period ended June 30, 1996 from the same periods in 1995. These decreases are primarily attributable to decreases of $5.7 million and $5.5 million, respectively, in the average outstanding balance of borrowed money for the three and six month periods ended June 30, 1996 as compared to the same periods in 1995.

Management establishes specific reserves for estimated losses on loans when it determines that losses are anticipated on these loans. The Company calculates any allowance for possible loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans. These factors include but are not limited to current and anticipated economic conditions, historical loan loss experience, a detailed analysis of individual loans for which full collectability may not be assured, a determination of the existence and realizable value of the underlying collateral, the ability of the borrower to repay, and the guarantees securing such loans. Management, as a result of this review process, recorded provisions for loan losses in the amount of $39,000 and $85,000 for the three and six month periods ended June 30, 1996 as compared to $13,000 and $32,000 for the three and six month periods ended June 30, 1995. The increased level of provision relates to the growth in the loan portfolio and not to any significant increase in the level of non-performing assets. The Company's general loan loss reserve balance as of June 30, 1996 was $640,000. The December 31, 1995 general loan loss reserve balance was $611,000. Net charge-offs for the three and six month periods ended June 30, 1996 were $25,000 and $28,000 as compared to $18,000 and $26,000 in the related 1995 periods. Total nonperforming assets as of June 30, 1996 were $961,000 or 0.25% of total assets.

Loan fees and service charges increased $91,000 and $156,000, respectively, during the three and six month periods ended June 30, 1996 as compared to the same periods in 1995 due to increases in loan related fees and charges, resulting from increases in the volume of loans made during the periods. Commission income decreased $8,000 during the three month period ended June 30,1996 as compared to the related 1995 period and increased $29,000 for the six month period ended June 30, 1996 as compared to the related 1995 period reflecting variances in the level of annuity sales. Other recurring non-interest income, consisting of deposit-related fees and other income, for the three and six month periods ended June 30, 1996 increased $39,000 and $108,000, respectively, from 1995 levels primarily as a result of increases in the number of transaction accounts.

Net realized and unrealized gains on sale of loans and securities were $12,000 and $102,000, respectively, for the three and six month periods ended June 30, 1996. Sales of loans resulted in losses of $38,000 and $32,000 for the three and six month periods ended June 30, 1996 due to rising interest rates during the second quarter.

Total general and administrative expenses increased $65,000 and $139,000 during the three and six month periods ended June 30, 1996, as compared to the related 1995 period, as a result of the additional costs incurred due to the increased volumes of checking accounts and loan originations.

The provision for income taxes for the six month period ended June 30, 1996 decreased from the comparable 1995 period primarily due to decreased earnings. The effective tax rates were 36.5% and 37.1% for the three month periods ended June 30, 1996 and 1995, respectively, and 36.6% and 37.0% for the six month periods ended June 30, 1996 and 1995, respectively.

IMPACT OF NEW ACCOUNTING STANDARDS

Accounting for the Impairment of Long-Lived Assets. Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, "is effective for fiscal years beginning after December 15, 1995. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. The adoption of SFAS 121 did not have a material impact on the Company's consolidated financial position or results of operations.

Accounting for Stock-Based Compensation. In October, 1995 the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." This statement establishes a value-based method of accounting for stock compensation awards based on their fair value at the date the awards are granted. The resulting compensation award would be shown as an expense on the income statement.

SFAS 123 also permits entities to continue to use the intrinsic value method contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, "(the "APB Opinion No. 25 Method"), allowing them to continue to apply current accounting requirements, which generally result in no compensation cost for most fixed stock-option plans. If the intrinsic value method is retained, SFAS 123 required significantly expanded disclosures, including disclosure of the pro forma amount of net income and earnings per share as if the fair value-based method were used to account for stock based compensation. SFAS 123 is effective for fiscal years beginning after December 15, 1995, however, employers will be required to include in that year's financial statements, information about options granted in 1995. The Company has determined that it will continue to apply the APB Opinion No. 25 Method in preparing its consolidated financial statements.

The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Bank keeps its books and records and performs it financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.

RECENT DEVELOPMENTS

On October 24, 1995, the Company announced that its Board of Directors had authorized a second stock repurchase program which allows the Company to repurchase up to 4.9% (62,925 shares) of the common stock outstanding over the next twelve months in open market transactions. As of August 9, 1996 the Company had purchased 43,907 shares.

                           SUBURBFED FINANCIAL CORP.

PART II.  OTHER INFORMATION

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

Item 2.  Changes in Securities
         Not applicable

Item 3.  Defaults Upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)      The Holding Company held an Annual Meeting of
                  Stockholders on April 18, 1996.

         (b) The Annual Meeting involved the election of three directors of the Company and the ratification of the appointment of Cobitz, VandenBerg & Fennessy as auditors for the Company for the fiscal year ending December 31, 1996.

         (c) A brief description of each of the matters voted on and the voting tabulation on each item presented at the annual meeting was as follows:

                  (i) The election of the following persons as Directors of the Company for terms of three years:

                                                        FOR         WITHHELD
                  Alan L. Wischhover                1,071,909        57,370
                  Douglas L. Dance                  1,070,572        58,707
                  Michael L. Lowenthal              1,071,234        58,045

                  (ii) The ratification of the appointment of Cobitz, VandenBerg & Fennessy as the Company's auditors for the fiscal year ending December 31, 1996:

                    FOR                AGAINST             ABSTAIN
                  1,099,260             20,400               9,619

         (d)      A description of the terms of any settlement
                  terminating any solicitation, including cost to the
                  registrant:     None

Item 5.  Other Information
         Not applicable
Item 6.  Exhibits and Reports on Form 8-K

         (a)   Computation of earnings per share (Exhibit 11 filed herewith.)

         (b)  No Reports on Form 8-K were filed this quarter.

                                   EXHIBIT 11

             STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

                                     Three Months       Six Months
                                         Ended            Ended
                                     June 30, 1996      June 30, 1996
                                     -------------      -------------

          Net Income                   $  430,406       $  848,020
                                       ==========       ==========

          Weighted average
          shares outstanding            1,255,727        1,262,877

          Common stock
          equivalents due to dilutive
          effect of stock options          55,397           54,284
                                       ----------       ----------
          Total weighted average
          common shares and
          equivalents outstanding       1,311,124        1,317,161
                                       ==========       ==========

          Primary earnings per share         $.33             $.64
                                             ====             ====
          Total weighted average
          common shares and
          equivalents outstanding
          for primary computation       1,311,124        1,317,161

          Additional dilutive
          shares using the end of
          period market value versus
          the average market value
          when applying the treasury
          stock method                       993             2,106
                                       ----------       ----------

          Total weighted average
          common shares and
          equivalents outstanding for
          fully diluted computation     1,312,117        1,319,267
                                       ==========       ==========

          Fully diluted
          earnings per share                 $.33             $.64
                                             ====             ====

          *Note: If average share price is greater than the ending price, use average price for both primary and fully diluted calculation.

                                   SIGNATURES





         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SUBURBFED FINANCIAL CORP
                                         ------------------------------
                                               Registrant




DATE: August 13, 1996                    BY:(s)  Daniel P. Ryan
                                               --------------------------------
                                               Daniel P. Ryan
                                               President and
                                               Chief Executive Officer




DATE: August 13, 1996                    BY:(s)  Steven E. Stock
                                               --------------------------------
                                               Steven E. Stock
                                               Senior Vice President
                                               Chief Financial and
                                               Accounting Officer