Form 10QSB
period 1996-09-30
SUBURBFED FINANCIAL CORP
filed 1996-11-14
CIK 881397

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ___________________________


                                  FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ____________

                         Commission File Number 0-19783



                          SUBURBFED FINANCIAL CORP.
                          -------------------------
            (Exact name of registrant as specified in its charter)



              Delaware                                    36-3796361
              ----------------                        -------------------
       (State or other jurisdiction                    I.R.S. Employer
        of incorporation or                            Identification or
          organization)                                Number




3301 W. Vollmer Road, Flossmoor, Illinois            60422
-----------------------------------------         ----------
(Address of Principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:(708) 333-2200
                                                   --------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]     No [  ]

     As of November 14, 1996, the Registrant had 1,253,644 shares of Common stock issued and outstanding.

                           SUBURBFED FINANCIAL CORP.
                                    Contents


  PART I.FINANCIAL INFORMATION                                           Page
                                                                         ----

  Item 1.     Financial Statements

              Consolidated Statements of Financial Condition,
                September 30, 1996 (unaudited) and
                December 31,1995                                          1

              Consolidated Statements of Income, Three Months
                and Nine Months Ended September 30, 1996 and 1995
                (unaudited)                                               2
              Consolidated Statements of Cash Flows, Nine
                Months Ended September 30, 1996 and 1995
                (unaudited)                                               3
              Notes to Consolidated Financial Statements                  4-5

  Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations               6-11


PART II. OTHER INFORMATION                                                12-13

                          SUBURBFED FINANCIAL CORP.

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                               SEPTEMBER 30       DECEMBER 31
                                                                   1996               1995
                                                                (Unaudited)

ASSETS
Cash and amounts due from depository institutions                 $2,997,424        $1,608,019
Interest-bearing deposits                                          4,396,085         8,911,445
                                                                ------------------------------
Total cash and cash equivalents                                    7,393,509        10,519,464
                                                                ------------------------------
Investment securities held to maturity                             3,969,167         5,954,167
     (Market value: 1996: $3,900,000; 1995: $5,946,875)
Investment securities available for sale, at market                2,929,541         2,345,376
Investment securities held for trade                               1,189,334         1,215,654
Mortgage-backed securities held to maturity                       97,171,904       108,386,409
     (Market value: 1996: $96,618,592; 1995: $108,276,030)
Mortgage-backed securities available for sale, at market          42,184,419        77,478,970
Loans receivable                                                 224,475,657       147,908,039
Real estate owned                                                     18,926            13,597
Stock in Federal Home Loan Bank of Chicago                         3,055,000         2,045,000
Office properties and equipment                                    4,614,509         4,835,447
Accrued interest receivable                                        2,280,904         2,114,963
Prepaid expenses and other assets                                  1,490,203           489,991
Deposit base intangible                                              136,878           173,284
                                                                ------------------------------
     Total assets                                                390,909,951       363,480,361
                                                                ==============================
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                         298,621,642       288,955,466
Federal Home Loan Bank advances                                   53,400,000        34,200,000
Other borrowed money                                               7,676,000         9,227,000
Advance payments by borrowers for taxes
     and insurance                                                 1,606,071         2,387,758
Other liabilities                                                  4,215,831         2,346,029
                                                                ------------------------------
     Total liabilities                                           365,519,544       337,116,253
                                                                ------------------------------
Stockholders' Equity:

Common stock                                                          13,630            13,518
Additional paid-in capital                                         8,379,462         8,225,832
Treasury stock                                                    -1,681,562        -1,032,625
Retained earnings, substantially restricted                       19,468,392        19,371,312
Unrealized gain (loss) on securities available for sale             -573,031           112,011
Common stock acquired by ESOP                                       -192,811          -259,654
Common stock acquired by Bank Incentive Plan                         -23,673           -66,286
                                                                ------------------------------
     Total stockholders' equity                                   25,390,407        26,364,108
                                                                ------------------------------
     Total liabilities and stockholders'
     equity                                                     $390,909,951      $363,480,361
                                                               ===============================

See notes to consolidated financial statements

                          SUBURBFED FINANCIAL CORP.

                      CONSOLIDATED STATEMENTS OF INCOME

                                 (UNAUDITED)

                                                      QUARTER ENDED SEP. 30    NINE MONTHS ENDED SEP. 30
                                                         1996         1995         1996        1995
Interest income:
Interest on loans                                    $4,033,420   $2,594,109   $10,434,522   $7,072,652
Interest on mortgage-backed securities                2,571,720    3,193,973     8,408,634    9,657,042
Interest on investment securities                       104,134      141,277       333,797      430,414
Interest on other financial assets                       29,315       19,339       104,664       73,322
Dividends on FHLB stock                                  54,385       34,039       142,568       95,161
                                                    ---------------------------------------------------
     Total interest income                            6,792,974    5,982,737    19,424,185   17,328,591
Interest expense:
Interest on deposits                                  3,335,673    2,913,821     9,941,326    7,892,554
Interest on borrowed money                              696,636      521,390     1,718,176    1,737,931
                                                    ---------------------------------------------------
     Total interest expense                           4,032,309    3,435,211    11,659,502    9,630,485
                                                    ---------------------------------------------------
     Net interest income before
     provision for loan losses                        2,760,665    2,547,526     7,764,683    7,698,106
Provision for loan losses                                54,000       19,200       138,680       51,200
                                                   ----------------------------------------------------
     Net interest income after
     provision for loan losses                        2,706,665    2,528,326     7,626,003    7,646,906
Non-interest income:
Loan fees and service charges                           250,575      190,883       688,139      472,189
Commission income                                       125,203       81,203       352,529      279,518
Gain(loss) on sale of loans and securities - net         62,300       58,277       160,301      109,690
Unrealized gain(loss) on securities held
  for trade - net                                        35,427       76,127        39,775      167,695
Deposit-related fees and other income                   388,204      343,630     1,130,454      977,428
                                                   ----------------------------------------------------
     Total non-interest income                          861,709      750,120     2,371,198    2,006,520
Non-interest expense:
General and administrative:
Staffing costs                                        1,441,361    1,278,834     4,153,368    3,754,193
Advertising                                              70,919       71,765       204,994      272,300
Occupancy and equipment expenses                        450,872      513,874     1,398,483    1,484,570
Data processing                                          76,631       73,828       231,222      219,969
Federal deposit insurance premiums                    1,875,191      147,983     2,201,010      442,933
Other                                                   400,598      394,246     1,191,612    1,233,031
     Total general and administrative               ---------------------------------------------------
     expenses                                         4,315,572    2,480,530     9,380,689    7,406,996
Amortization of deposit base intangible                  10,616       12,895        36,406       43,386
                                                   ----------------------------------------------------
     Total non-interest expense                       4,326,188    2,493,425     9,417,095    7,450,382
                                                   ----------------------------------------------------
Income (loss) before income taxes                      -757,814      785,021       580,106    2,203,044
Provision for (benefit from) income taxes              -308,500      292,000       181,400      817,000
                                                   ----------------------------------------------------
     Net income (loss)                                $-449,314     $493,021      $398,706   $1,386,044
                                                   ====================================================
Earnings per share - primary                              $-.34         $.37          $.30        $1.02
                   - fully diluted                        $-.34         $.36          $.30        $1.02
Dividends declared per common share                        $.08         $.08          $.24         $.24

See notes to consolidated financial statements

                  SUBURBFED FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                       1996           1995
Cash flows from operating activities:
     Net income                                                      $398,706      $1,386,044
     Adjustments to reconcile net income
       to net cash from operating activities:
               Depreciation                                           502,702         528,638
               Amortization of intangible                              36,406          43,386
               Amortization of cost of stock benefit plans            109,456         109,455
               Amortization of discount on investment securities      -15,000         -15,000
               Provision for loan losses                              138,680          51,200
               Net gain on sale of loans and securities              -160,301        -109,690
               Net gain on sale of real estate owned                  -13,106               0
               Unrealized (gain) on investment securities             -39,775        -167,695
               Proceeds from sales of trading account securities      377,117         611,298
               Purchase of trading account securities                -248,832        -347,815
               Net change in:
                    Accrued interest receivable                      -165,941        -188,634
                    Accrued interest payable                           27,263          27,396
                    Deferred income                                  -926,512        -359,569
                    Deferred and accrued income taxes                -193,804         206,578
                    Other liabilities                               2,526,006      -1,469,290
                    Prepaid expenses and other assets                -935,583         899,265
                                                                  -----------    ------------
Net cash flows provided by operating activities                     1,417,482       1,205,567
                                                                  -----------    ------------
Investing activities:
          Proceeds from sale of investment securities               2,201,733               0
          Purchases of investment securities                         -799,995      -1,097,984
          Proceeds from sale of mortgage-backed securities         43,031,971       3,101,159
          Proceeds from repayments of mortgage-backed securities   17,991,468      10,157,191
          Purchases of mortgage-backed securities                 -13,894,597      -6,535,577
          Purchase of Federal Home Loan Bank stock                 -1,010,000        -111,900
          Proceeds from sale of loans                               7,373,301       3,731,267
          Disbursements for loans                                -137,133,539     -71,182,670
          Loan repayments                                          52,284,412      37,151,340
          Proceeds from sale of REO                                    26,703               0
          Property and equipment expenditures                        -281,764      -1,202,919
                                                                  -----------    ------------
Net cash flows used in investing activities                       -30,210,307     -25,990,093
                                                                   ----------     -----------
Financing activities:
          Proceeds from exercise of stock options                      83,944               0
          Dividends paid on common stock                             -301,626        -310,524
          Purchase of treasury stock                                 -648,937        -862,625
          Deposit receipts                                        698,986,080     660,951,571
          Deposit withdrawals                                    -698,116,105    -645,721,716
          Interest credited to deposit accounts                     8,796,201       6,982,460
          Purchase of deposits - Hinsdale                                   0       2,167,763
          Purchase of deposit base intangible - Hinsdale                    0         -89,825
          Proceeds from borrowed money                            174,971,000     190,909,155
          Repayment of borrowed money                            -157,322,000    -191,098,155
          Net increase (decrease) in advance payments
           by borrowers for taxes and insurance                      -781,687         689,467
                                                                  -----------    ------------
Net cash flows provided by financing activities                    25,666,870      23,617,571
                                                                  -----------    ------------
Increase (Decrease) in Cash and Cash Equivalents                   -3,125,955      -1,166,955
Cash and Cash Equivalents at beginning of period                   10,519,464       9,447,586
                                                                  -----------    ------------
Cash and Cash Equivalents at end of period                         $7,393,509      $8,280,631
                                                                  ===========    ============

Cash paid during the period for:
          Interest                                                $11,632,239      $9,603,089
          Income taxes                                                375,204         609,276
Non cash investing activities:
          Loans securitized into mortgage-backed securities         1,596,500               0
          Transfer of loans to real estate owned                      $18,926              $0
                                                                  ===========    ============

See notes to consolidated financial statements.

                           SUBURBFED FINANCIAL CORP.
                                AND SUBSIDIARIES


Notes to Consolidated Financial Statements

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Article 10 of Regulation S-X, and in the opinion of management contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three and nine month periods ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of SuburbFed Financial Corp. ( the "Company") and its consolidated subsidiaries Suburban Federal Savings, a Federal Savings Bank (the "Bank"); the Bank's wholly owned subsidiaries, Suburban Mortgage Services, Inc. and South Suburban Securities Corporation, and the wholly owned subsidiary of South Suburban Securities Corporation, Suburban Insurance Resources Agency, Inc. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

Note C - Earnings Per Share

Earnings per share of common stock for the three and nine month periods ended September 30, 1996 and 1995 have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding after consideration of the 3 for 2 stock split completed November 3, 1995. Stock options are regarded as common stock equivalents and are therefore considered in both the primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

Note D - Dividend Declaration

The Company declared a dividend of $.08 per share, representing its eighteenth consecutive quarterly dividend payable October 15, 1996 for shareholders of record October 1, 1996. The dividend, totaling $100,202, has been recorded as of September 30, 1996 as a reduction of retained earnings in the accompanying consolidated statements of financial condition.

Note E - Disparity in Insurance and Special Assessment

Federal law requires that the Federal Deposit Insurance Corporation ("FDIC") maintain the reserve level of each of the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF") at 1.25% of insured deposits. Reserves are funded through payments by insured institutions of insurance premiums. On November 14, 1995, due to the BIF reaching the required reserve level, the FDIC reduced the insurance premium for members of BIF while maintaining the range of between 0.23% and 0.31% of deposits for members of SAIF. The FDIC is required to set insurance premiums independently for members of BIF and SAIF.

A disparity in insurance premiums between those required for SAIF members, such as the Bank, and BIF members could allow BIF members to attract and retain deposits at a lower effective cost than that of SAIF members. In the event BIF members in the Bank's market area, as a result of the reduction in insurance premiums, increase the interest rates paid on deposits, the Bank may lose deposits or be forced to pay higher rates of interest.

Legislation was enacted on September 30,1996 that requires a special one-time assessment of approximately 65.7 cents per $100 of SAIF insured deposits held by the Bank at March 31,1995. Management estimates that the special assessment will result in an after-tax charge to earnings of $1,045,000, which has been reflected in operations for the quarter ended September 30,1996. The legislation is intended to fully recapitalize the SAIF so that commercial bank and thrift deposits will be charged the same FDIC premiums beginning January 1,1997. As of such date deposit insurance premiums for highly rated institutions, such as the Bank, have been substantially reduced.

The Bank, however, will continue to be subject to an assessment to fund repayment of the FICO obligations. It is anticipated that the FICO assessment for SAIF insured institutions will be 6.4 cents per $100 of deposits while BIF insured institutions will pay 1.3 cents per $100 of deposits until the year 2000 when the assessment will be imposed at the same rate on all FDIC insured deposits. Accordingly, as a result of the reduction of the SAIF assessment, the annual after tax decrease in assessment costs is expected to be approximately $300,000 based upon the September 30,1996 assessment base.

                           SUBURBFED FINANCIAL CORP.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

During the nine month period ended September 30, 1996, total assets of the Company increased by $27.4 million. This increase is attributable primarily to additional Federal Home Loan Bank advances of $19.2 million and $9.7 million of deposit growth which were invested with the proceeds from mortgage-backed security repayments and sales to increase loans receivable by $76.6 million. The strategy of increasing loan originations, which began in 1995, has been perpetuated during the first three quarters of 1996 and will be pursued for the remainder of the year.

The increase in loans receivable for the nine month period ended September 30, 1996 is the result of loan disbursements of $137.1 million offset, primarily, by repayments of $52.3 million, and the sale of $7.4 million of one to four family, fixed rate loans to the Federal National Mortgage Association. Comparable origination and repayment data for the nine month period ended September 30, 1995 shows disbursements of $71.2 million and repayments of $37.2 million.

Mortgage-backed securities ("MBS") held to maturity decreased $11.2 million during the most recent nine month period due to repayments of $12.9 million partially offset by purchases of $1.7 million. Pursuant to the Company's asset/liability management strategy, the Company's purchases carried adjustable interest rates or had short effective terms (2 to 5 year average lives).

MBS available for sale decreased $35.3 million during the most recent nine month period due to the sale of $43.0 million, repayments of $5.1 million and a negative market value adjustment of $977,000 offset by purchases of $12.2 million and securitization of $1.6 million. During the comparable 1995 period, mortgage-backed securities available for sale decreased $1.4 million due to sales of $3.1 million and repayments of $1.6 million offset by a positive market adjustment of $3.3 million. Sales during the 1996 period were made to provide liquidity for loan originations.

The level of savings deposits is affected primarily by interest rates, the total amount of funds consumers elect to save, and competition for savings from alternative investments in the marketplace. Total savings deposit accounts increased $9.7 million from $289.0 million on December 31, 1995 to $298.7 million on September 30, 1996. The Company experienced a net deposit inflow of $900,000 for the nine month period ended September 30, 1996 (before interest credited), as compared to an inflow of $15.2 million (before interest credited) for the nine month period ended September 30, 1995. Interest credited was $8.8 million and $7.0 million for the nine months ended September 30, 1996 and 1995, respectively.

During 1996, the Company increased Federal Home Loan Bank advances by $19.2 million while other borrowed money decreased $1.6 million.

Stockholders' equity decreased $974,000 during the nine month period ended September 30, 1996 due primarily to the increase in unrealized losses on securities available for sale, net of the related income tax effect, of $685,000, the repurchase of 39,000 shares of stock for $649,000 and payment of dividends on common stock of $301,000 offset, in part, by earnings of $399,000 and the exercise of stock options of $84,000.

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

Current Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. The Bank's average daily liquidity ratio for the nine month period ending September 30, 1996 ranged from 5.5% to 7.7%, and it was 6.2% at September 30, 1996. The Bank's average daily liquidity ratio at December 31, 1995 was 6.8%. Liquid assets have been reduced and the funds reinvested in short-term fixed rate mortgage-backed securities at higher yields.

The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, maintain its liquidity and meet operating expenses. As of September 30, 1996, the Company had approximately $18.6 million in outstanding commitments to originate mortgage and consumer loans, $15.6 million of unused lines of credit, no commitments to purchase MBS and $38,000 of commitments to sell mortgage loans. The Company considers it's liquidity, borrowing capacity and capital resources to be adequate to meet its foreseeable short and long-term needs, however, sales of MBS available for sale will also be considered. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

On December 7, 1989, new capital standards were imposed on the thrift industry as a result of the Financial Institutions Reform, Recovery and Enforcement
Act (the "FIRREA"). Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of September 30, 1996, the Bank exceeded all regulatory capital standards.

At September 30, 1996, the Bank's tangible capital was $22.7 million or 5.8% of adjusted total assets, which is in excess of the current 1.5% requirement by $16.9 million. In addition, at September 30, 1996, the Bank had core capital of $22.8 million or 5.9% of adjusted total assets, which exceeds the current 3.0% requirement by $11.1 million. The Bank had risk-based capital of $23.1 million at September 30, 1996, or 12.5% of risk-adjusted assets which exceeds the current 8.0% risk-based capital requirement by $8.3 million.

ANALYSIS OF OPERATIONS

The Company's net loss for the three month period ended September 30, 1996 was $449,000 and net income for the nine months ended September 30,1996 was $399,000, compared to net income of $493,000 and $1.4 million for the same periods of the prior year. The decrease in income for both of the 1996 periods is attributable to the special SAIF assessment of $1.7 million and a related tax benefit of $660,000 for a net effect of $1,045,000.

The net interest income for the three and nine month periods ended September 30,1996 increased $213,000 and $67,000, respectively from the related 1995 periods due to increased volume. Net interest margin decreased from 3.05% for the three month period ended September 30,1995 to 2.96% for the three month period ended September 30, 1996. Net interest margin for the nine month period ended September 30, 1996 was 2.87% as compared to 3.16% for the nine months ended September 30, 1995. The asset and liability growth is being added at smaller spreads, however, with proportionally less interest rate risk being incurred. The asset growth was primarily in adjustable rate mortgage loans financed by 1 to 3 year certificates of deposit and 2 to 3 year borrowings.

Interest income on loans and mortgage-backed securities for the three and nine month periods ended September 30, 1996 increased $817,000 and $2.1 million from the same periods in 1995. These increases resulted primarily from the effect of the net increases in average loans and mortgage-backed securities outstanding of $41.6 million during the quarter and $38.6 million during the nine month period.

Interest expense on deposits increased by $422,000 and $2.0 million, respectively, for the three and nine month periods ended September 30, 1996 from the prior year levels. These increases resulted from the effects of the increases in the average cost of deposits from 4.22% and 3.96% for the three and nine month periods ended September 30, 1995 to 4.42% and 4.44% for the three and nine month periods ended September 30,1996, respectively, plus the increased cost incurred from increases of approximately $25.8 million and $32.8 million in average deposit account balances for the three and nine month periods ended September 30, 1996 from the prior year levels.

Interest expense on borrowed money increased $175,000 and decreased $20,000, respectively, for the quarter and nine month period ended September 30, 1996 from the same periods in 1995. These changes are primarily attributable to an increase of $10.3 million and a decrease of $127,000, respectively, in the average outstanding balance of borrowed money for the three and nine month periods ended September 30, 1996 as compared to the same periods in 1995.

Management establishes specific reserves for estimated losses on loans when it determines that losses are anticipated on these loans. The Company calculates any allowance for possible loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans. These factors include but are not limited to current and anticipated economic conditions, historical loan loss experience, a detailed analysis of individual loans for which full collectability may not be assured, a determination of the existence and realizable value of the underlying collateral, the ability of the borrower to repay, and the guarantees securing such loans. Management, as a result of this review process, recorded provisions for loan losses in the amount of $54,000 and $139,000 for the three and nine month periods ended September 30, 1996 as compared to $19,000 and $51,000 for the three and nine month periods ended September 30, 1995. The increased level of provision relates to the growth in the loan portfolio and not to any significant increase in the level of non-performing assets. The Company's general loan loss reserve balance as of September 30, 1996 was $747,000. The December 31, 1995 general loan loss reserve balance was $611,000. Net charge-offs (recoveries) for the three and nine month periods ended September 30, 1996 were ($54,000) and ($26,000) as compared to $18,000 and $26,000 in the related 1995 periods. A recovery of $70,000 occurred in the quarter ended September 30,1996 as a result of a settlement in a legal action. Total nonperforming assets as of September 30, 1996 were $1,033,000 or 0.26% of total assets.

Loan fees and service charges increased $60,000 and $216,000, respectively, during the three and nine month periods ended September 30, 1996 as compared to the same periods in 1995 due to increases in loan related fees and charges, resulting from increases in the volume of loans made during the periods. Commission income increased $44,000 and $73,000, respectively, for the three and nine month periods ended September 30, 1996 as compared to the related 1995 periods reflecting increases in the level of annuity sales. Other recurring non-interest income, consisting of deposit-related fees and other income, for the three and nine month periods ended September 30, 1996 increased $45,000 and $153,000, respectively, from 1995 levels primarily as a result of increases in the number of transaction accounts.

Net realized and unrealized gains on sale of loans and securities were $98,000 and $200,000, respectively, for the three and nine month periods ended September 30, 1996. For the three and nine month periods, $34,000 and $124,000 of these amounts, respectively, arose from the sale of mortgage-backed securities available for sale. Sales of loans resulted in a gain of $6,000 and a loss of $26,000, respectively, for the three and nine month periods ended September

30, 1996. The year to date loss was due to rising interest rates during the second quarter. The remainder of the net gain came from the investments held for trade portfolio.

Total general and administrative expenses increased as a result of the special SAIF assessment and additional staffing costs incurred due to the increased volume of loan originations.

The provisions for income taxes for the three and nine month periods ended September 30, 1996 decreased from the comparable 1995 periods primarily due to decreased earnings.


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

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement applies a "financial-component" approach that focuses on control, whereby an entity recognizes the financial and servicing assets that it controls and the liabilities it has incurred, derecognizes assets when control has been surrendered or when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31,1996. The Company does not expect this pronouncement to have a significant impact on its consolidated financial condition or results of operations.

The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Bank keeps its books and records and performs it financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.

RECENT DEVELOPMENTS

On October 24, 1995, the Company announced that its Board of Directors had authorized a second stock repurchase program which allows the Company to repurchase up to 4.9% (62,925 shares) of the common stock outstanding over the next twelve months in open market transactions. As of November 9, 1996 the Company had purchased 43,907 shares.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          Not applicable

Item 5.   Other Information
          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a) Computation of earnings per share (Exhibit 11 filed herewith.)

          (b) No Reports on Form 8-K were filed this quarter.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                          SUBURBFED FINANCIAL CORP
                                          ---------------------------------
                                                  Registrant





DATE: November 14, 1996  BY:(s)          /s/ Daniel P. Ryan
                               -------------------------------------------
                                                   Daniel P. Ryan
                                                   President and
                                                   Chief Executive Officer




DATE: November 14, 1996    BY:(s)        /s/ Steven E. Stock
                                 ------------------------------------------
                                                   Steven E. Stock
                                                   Senior Vice President
                                                   Chief Financial and
                                                   Accounting Officer