Form 10-K405
period 1996-12-31
SUBURBFED FINANCIAL CORP
filed 1997-03-28
CIK 881397

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-19783

                           SUBURBFED FINANCIAL CORP.
             (Exact Name of Registrant as Specified in its Charter)

                      DELAWARE                                              36-3796361
           (State or other jurisdiction of                     (I.R.S. Employer Identification No.)
           incorporation or organization)

     3301 WEST VOLLMER ROAD, FLOSSMOOR, ILLINOIS                               60422
      (Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (708) 333-2200

          Securities registered pursuant to Section 12(B) of the Act:

                                      NONE
          Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SEC.229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     AS OF MARCH 21, 1997, THERE WERE ISSUED AND OUTSTANDING 1,258,960 SHARES OF THE REGISTRANT'S COMMON STOCK (EXCLUDING 109,702 SHARES HELD AS TREASURY STOCK). THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE ISSUER, COMPUTED BY REFERENCE TO THE AVERAGE OF THE CLOSING BID AND ASKED PRICE OF SUCH STOCK ON THE NASDAQ SMALL-CAP MARKET AS OF MARCH 21, 1997 WAS APPROXIMATELY $28.3 MILLION. (THE EXCLUSION FROM SUCH AMOUNT OF THE MARKET VALUE OF THE SHARES OWNED BY ANY PERSON SHALL NOT BE DEEMED AN ADMISSION BY THE ISSUER THAT SUCH PERSON IS AN AFFILIATE OF THE ISSUER.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     PART II OF FORM 10-K--ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

     PART III OF FORM 10-K--PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.
================================================================================

                           SUBURBFED FINANCIAL CORP.

                                    PART I.

ITEM 1. BUSINESS.

GENERAL

     SuburbFed Financial Corp. (the "Company") is a Delaware corporation which was organized in 1991 by Suburban Federal Savings and Loan Association (the "Association") for the purpose of becoming a savings and loan holding company. The Association changed its name to "Suburban Federal Savings, A Federal Savings Bank" ("Suburban Federal" or the "Bank") in connection with its conversion from the mutual to the stock form of organization (the "Conversion"). The Company owns all of the outstanding stock of the Bank issued on March 3, 1992 in connection with the completion of the Conversion. Unless the context otherwise requires, all references herein to the Company include the Company and the Bank on a consolidated basis.

     The Bank, the Company's only operating subsidiary, was initially organized in 1910 as Harvey Building and Loan, an Illinois chartered building and loan association, and in 1934 converted to a federal charter.

     Suburban Federal is principally engaged in the business of attracting deposits from the general public and using such deposits, together with funds generated from operations and borrowings, to originate one- to four-family residential loans. Suburban Federal also originates consumer, construction, multi-family and commercial/non-residential loans. In addition, the Bank also invests in mortgage-backed securities, investment securities and short-term liquid assets. The Bank engages, to a lesser extent through its wholly-owned subsidiaries, in offering insurance and other financial services.

     Suburban Federal's deposit market area encompasses the south and southwest Chicago metropolitan areas and northwest Indiana. The Bank's lending area includes its deposit market area as well as the balance of the greater Chicago metropolitan area.

     The Bank's operations are regulated by the Office of Thrift Supervision (the "OTS"). The Bank is a member of the Federal Home Loan Bank System ("FHLB System") and a stockholder in the Federal Home Loan Bank ("FHLB") of Chicago. The Bank is also a member of the Savings Association Insurance Fund ("SAIF") and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC").

     The executive offices of the Company are located at 3301 West Vollmer Road, Flossmoor, Illinois 60422 and its telephone is (708) 333-2200.

STOCK REPURCHASE PROGRAMS

     During 1995, the Company initiated a stock repurchase program. Over an eleven month period the Company repurchased 71,500 shares in the open market. During 1996, the Company repurchased 39,000 shares in the open market. The repurchased stock is being held as treasury stock and could be used for general corporate purposes, including the Company's stock option plans.

LENDING ACTIVITIES

     GENERAL. The principal lending activity of the Bank is originating for its portfolio conventional first mortgage loans secured by owner occupied one- to four-family residential properties located in the greater Chicago metropolitan area and northwest Indiana. To a lesser extent, the Bank also originates consumer, construction, multi-family and commercial/non-residential loans also located in the greater Chicago metropolitan area and northwest Indiana. The Bank also invests in mortgage-backed securities.

     The aggregate amount of loans that the Bank is permitted to make to any one borrower, including related entities, is generally limited to 15% (25% if the security for such loan has a "readily ascertainable" value) of unimpaired capital and surplus. Based on the 15% limitation, the Bank's loan-to-one-borrower limit was $3.5 million at December 31, 1996. A broader limitation is provided for loans secured by low-income housing.

The Bank's loan to a community development corporation for the acquisition of moderate to low income homes meets these additional limitations. At December 31, 1996, the Bank's largest loan-to-one borrower were a series of loans to this community redevelopment program with current balances of $9.6 million, of which $8.5 million has been sold to Federal National Mortgage Association ("FNMA") and other participants. On the same date, the Bank had no other loans or groups of loans to a single borrower or group of related borrowers in excess of $3.0 million. See "-- One- to Four-Family Residential Real Estate Lending" and "Regulation -- Federal Regulation of Savings Associations."

     The Board of Directors of the Bank has the responsibility and authority for general supervision of the loan policies of the Bank. All mortgage loans are reviewed and approved by the Board appointed Management Loan Committee. The Management Loan Committee reviews and approves loans to one borrower up to $500,000. All loans, or any portion of such loans, in excess of an aggregate loan amount of $500,000 to one borrower are reviewed and approved by the Board Loan Committee. All loans in which the aggregate loan amount to one borrower is in excess of $1,000,000 are reviewed and approved by the full Board.

     All of the Bank's lending is subject to its written, nondiscriminatory, underwriting standards and to loan origination procedures prescribed by the Board of Directors. Decisions on loan applications are made on the basis of detailed applications and property valuations (based upon the Bank's written appraisal policy) by independent appraisers approved by the Board of Directors. The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the application are verified through use of credit reports, financial statements and confirmations.

     The Bank requires evidence of marketable title and lien position as well as title insurance or a title opinion on all first mortgage loans and does a tract search to establish clear title on second mortgage loans and for all loans secured by real property requires fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Bank may also require flood insurance to protect the property securing its interest.

     LOAN PORTFOLIO COMPOSITION. The following information concerning the composition of the Bank's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, net deferred yield adjustments and allowances for losses) as of the dates indicated.

                                                                   DECEMBER 31,
                                 ---------------------------------------------------------------------------------
                                        1996                 1995                 1994                 1993
                                 ------------------   ------------------   ------------------   ------------------
                                  AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                                 --------   -------   --------   -------   --------   -------   --------   -------
                                                              (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS
One- to four-family............  $201,110    82.54%   $120,652    80.65%   $ 88,116    81.00%   $ 74,179    82.10%
Construction or development....     8,593     3.53       4,471     2.99       4,543     4.18       4,407     4.88
Commercial/non-residential.....     3,954     1.62       2,579     1.72       1,361     1.25       1,591     1.76
Multi-family...................    13,463     5.52       6,799     4.55       4,688     4.31       2,706     3.00
                                 --------   ------    --------   ------    --------   ------    --------   ------
  Total real estate loans......   227,120    93.21     134,501    89.91      98,708    90.74      82,883    91.74
                                 --------   ------    --------   ------    --------   ------    --------   ------
OTHER LOANS:
Consumer Loans:
Second mortgages and home
  equity lines of credit.......    12,111     4.97       9,896     6.62       5,678     5.22       4,397     4.87
Credit Card....................     2,025     0.83       2,154     1.44       2,144     1.97       2,056     2.27
Other..........................     1,167     0.48       1,324      .88         744      .68         815      .90
                                 --------   ------    --------   ------    --------   ------    --------   ------
  Total consumer loans.........    15,303     6.28      13,374     8.94       8,566     7.87       7,268     8.04
Commercial warehouse line of
  credit.......................     1,229     0.51       1,724     1.15       1,507     1.39         202      .22
                                 --------   ------    --------   ------    --------   ------    --------   ------
  Total other loans............    16,532     6.79      15,098    10.09      10,073     9.26       7,470     8.26
                                 --------   ------    --------   ------    --------   ------    --------   ------
  Total loans receivable.......   243,652   100.00%    149,599   100.00%    108,781   100.00%     90,353   100.00%
                                            ======               ======               ======               ======
LESS:
Loans in process...............     2,158                1,155                2,123                1,512
Net deferred yield
  adjustments..................    (1,288)                (237)                 293                  557
Allowance for losses...........       967                  773                  735                  632
                                 --------             --------             --------             --------
Total loans receivables, net...  $241,815             $147,908             $105,630             $ 87,652
                                 ========             ========             ========             ========

                                    DECEMBER 31,
                                 ------------------
                                        1992
                                 ------------------
                                  AMOUNT    PERCENT
                                 --------   -------

REAL ESTATE LOANS
One- to four-family............  $ 93,244    87.43%
Construction or development....     3,567     3.35
Commercial/non-residential.....     2,505     2.35
Multi-family...................     1,945     1.82
                                 --------   ------
  Total real estate loans......   101,261    94.95
                                 --------   ------
OTHER LOANS:
Consumer Loans:
Second mortgages and home
  equity lines of credit.......     3,115     2.92
Credit Card....................     1,731     1.62
Other..........................       541      .51
                                 --------   ------
  Total consumer loans.........     5,387     5.05
Commercial warehouse line of
  credit.......................        --       --
                                 --------   ------
  Total other loans............     5,387     5.05
                                 --------   ------
  Total loans receivable.......   106,648   100.00%
                                            ======
LESS:
Loans in process...............       812
Net deferred yield
  adjustments..................       829
Allowance for losses...........       438
                                 --------
Total loans receivables, net...  $104,569
                                 ========

     The following table shows the composition of the Bank's loan portfolios by fixed and adjustable rate at the dates indicated.

                                                                   DECEMBER 31,
                                 ---------------------------------------------------------------------------------
                                        1996                 1995                 1994                 1993
                                 ------------------   ------------------   ------------------   ------------------
                                  AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                                 --------   -------   --------   -------   --------   -------   --------   -------
                                                              (DOLLARS IN THOUSANDS)
FIXED RATE LOANS:
Real estate:
One- to four-family............  $ 40,570    16.65%   $ 46,538    31.11%   $ 51,271    47.13%   $ 59,463    65.81%
Construction or development....       498      .21         555      .37         679      .63       1,427     1.58
Commercial/non-residential.....     2,931     1.20         443      .30         497      .46         949     1.05
Multi-family...................     9,617     3.94       5,796     3.87       4,352     4.00       2,350     2.60
                                 --------   ------    --------   ------    --------   ------    --------   ------
  Total real estate loans......    53,616    22.00      53,332    35.65      56,799    52.22      64,189    71.04
Consumer and other.............     6,224     2.56       5,425     3.63       3,255     2.99       4,073     4.51
                                 --------   ------    --------   ------    --------   ------    --------   ------
  Total fixed-rate loans.......    59,840    24.56      58,757    39.28      60,054    55.21      68,262    75.55
                                 --------   ------    --------   ------    --------   ------    --------   ------
ADJUSTABLE-RATE LOANS:
Real estate:
One- to four-family (1)........  $160,540    65.89%   $ 74,114    49.54%   $ 36,845    33.87%   $ 14,716    16.29%
Construction or development....     8,095     3.32       3,916     2.62       3,864     3.55       2,980     3.30
Commercial/non-residential.....     1,023      .42       2,136     1.43         859      .79         642      .71
Multi-family...................     3,846     1.58       1,003      .67         341      .31         356      .39
                                 --------   ------    --------   ------    --------   ------    --------   ------
  Total adjustable-rate real
     estate loans..............   173,504    71.21      81,169    54.26      41,909    38.52      18,694    20.69
Consumer and other.............    10,308     4.23       9,673     6.46       6,818     6.27       3,397     3.76
                                 --------   ------    --------   ------    --------   ------    --------   ------
  Total adjustable-rate
     loans.....................   183,812    75.44      90,842    60.72      48,727    44.79      22,091    24.45
                                 --------   ------    --------   ------    --------   ------    --------   ------
  Total loans..................  $243,652   100.00%    149,599   100.00%    108,781   100.00%     90,353   100.00%
                                            ======               ======               ======               ======
LESS:
Loans in process...............     2,158                1,155                2,123                1,512
Net deferred yield
  adjustments..................    (1,288)                (237)                 293                  557
Allowance for loan losses......       967                  773                  735                  632
                                 --------             --------             --------             --------
  Total loans receivable,
     net.......................  $241,815             $147,908             $105,630             $ 87,652
                                 ========             ========             ========             ========

                                    DECEMBER 31,
                                 ------------------
                                        1992
                                 ------------------
                                  AMOUNT    PERCENT
                                 --------   -------

FIXED RATE LOANS:
Real estate:
One- to four-family............  $ 79,111    74.18%
Construction or development....     3,567     3.34
Commercial/non-residential.....       993      .93
Multi-family                        1,887     1.77
                                 --------   ------
  Total real estate loans......    85,558    80.22
Consumer and other.............     4,495     4.22
                                 --------   ------
  Total fixed-rate loans.......    90,053    84.44
                                 --------   ------
ADJUSTABLE-RATE LOANS:
Real estate:
One- to four-family (1)........  $ 14,133    13.25%
Construction or development....     --        --
Commercial/non-residential.....     1,512     1.42
Multi-family...................        58      .05
                                 --------   ------
  Total adjustable-rate real
     estate loans..............    15,703    14.72
Consumer and other.............       892      .84
                                 --------   ------
  Total adjustable-rate
     loans.....................    16,595    15.56
                                 --------   ------
  Total loans..................   106,648   100.00%
                                            ======
LESS:
Loans in process...............       812
Net deferred yield
  adjustments..................       829
Allowance for loan losses......       438
                                 --------
  Total loans receivable,
     net.......................  $104,569
                                 ========

---------------

(1) Includes $152.1 million, $59.7 million and $19.1 million of loans which carry a fixed rate of interest for the initial five years and then convert to an adjustable rate of interest for fiscal 1996, 1995 and 1994, respectively. See "-- One- to Four-Family Residential Real Estate Lending."

     The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolios at December 31, 1996. Mortgage loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                        REAL ESTATE
                                ------------------------------------------------------------
                                                       MULTI-FAMILY AND     CONSTRUCTION OR
                                ONE- TO FOUR-FAMILY    NON-RESIDENTIAL        DEVELOPMENT      CONSUMER AND OTHER    TOTAL
                                -------------------   ------------------   -----------------   ------------------   --------
                                           WEIGHTED             WEIGHTED            WEIGHTED             WEIGHTED
                                           AVERAGE              AVERAGE             AVERAGE              AVERAGE
                                 AMOUNT      RATE     AMOUNT      RATE     AMOUNT     RATE     AMOUNT      RATE      AMOUNT
                                --------   --------   -------   --------   ------   --------   -------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
Three months or less..........  $    334     7.65%    $    11     9.75%    $1,901     9.82     $   119    10.20%    $  2,365
More than three months through
  six months..................       734     7.80          --       --      1,000     9.33         190     8.98        1,924
More than six months through
  one year(1).................       649     8.13          12     9.50        345     9.75         982     9.43        1,988
More than one year through
  three years.................       589     8.34          14     8.75      2,977     9.73       6,421    11.03       10,001
More than three years through
  five years..................     2,451     7.84       3,039     8.84         --       --       6,058     8.99       11,548
More than five years through
  ten years...................    13,438     7.83       1,015     8.56         --       --       1,606     9.82       16,059
More than ten years through
  twenty years................    16,350     7.79       8,980     8.14         --       --       1,156     9.83       26,486
More than twenty years........   166,565     7.79       4,346     8.49      2,370     7.74          --               173,281
                                --------              -------              ------              -------              --------
  Total.......................  $201,110              $17,417              $8,593              $16,532              $243,652
                                ========              =======              ======              =======              ========


                                 TOTAL
                                --------
                                WEIGHTED
                                AVERAGE
                                  RATE
                                --------
Three months or less..........    9.53%
More than three months through
  six months..................    8.71
More than six months through
  one year(1).................    9.06
More than one year through
  three years.................   10.48
More than three years through
  five years..................    8.71
More than five years through
  ten years...................    8.08
More than ten years through
  twenty years................    8.00
More than twenty years........    7.81
  Total.......................

---------------

(1) Includes demand loans, loans having no stated maturity and overdraft loans.

     As of December 31, 1996, the total amount of loans due after December 31, 1997 which had predetermined interest rates was $55,450,000 while the total amount of loans due after such dates which had floating or adjustable interest rates was $181,925,000.

     ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The Bank's lending program has focused on the origination of permanent loans, to be held in its portfolio, secured by mortgages on owner-occupied one- to four-family residences. At December 31, 1996, $201.1 million, or 82.54% of the Bank's loan portfolio, consisted of permanent loans on one- to four-family residences. The Bank's one- to four-family residential loans have increased in recent years due to management's emphasis on this type of lending. Substantially all of the residential loans originated by Suburban Federal are secured by properties located in the greater Chicago Metropolitan area and northwest Indiana.

     The Bank originates a variety of different types of residential loans including various types of fixed rate and adjustable rate mortgage loans ("ARMs") with 10, 15 and 30 year maturities. Historically, Suburban Federal originated for retention in its own portfolio fixed rate loans secured by one- to four-family residential real estate. During the 1980s, in order to reduce its exposure to changes in interest rates, Suburban Federal began to originate ARMs in order to meet consumer demand; however, Suburban Federal has continued to originate for retention in its portfolio fixed rate residential loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" in the Company's Annual Report filed as Exhibit 13 hereto.

     In order to reduce the effective term to maturity of its fixed rate residential loans, two approaches have been taken. During 1994, the Bank started offering mortgage loans having a fixed rate for the initial five years that convert to an annually adjusting rate based on the one year United States Treasury Constant ("One Year CMT") for the remainder of the 15 or 30 year term. In 1996, $95.6 million of these types of loans were made. At December 31, 1996, the Bank had $145.9 million, representing 59.88% of the Bank's loan portfolio remained outstanding. The Bank has also continued to originate 15 and 30 year fixed rate loans, most of which are sold to a federal agency with the servicing retained. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" in the Company's Annual Report filed as Exhibit 13 hereto.

     The Bank's other one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the ARMs originated by Suburban Federal are subject to adjustment at intervals. Most of the Bank's ARMs have interest rates which adjust semi-annually. A few of the Bank's ARMs adjust at one or three year intervals. Most of the Bank's ARM loans carry interest rates which are reset to a stated margin over the index based on the National Median Cost of Funds ("National ARMs") or the One Year CMT ARMS, although some ARM loans originated in the past utilize other indices. At December 31, 1996, the Bank had $6.6 million of National ARMs, representing 2.71% of its loan portfolio, and $8.0 million of One Year CMT ARMS (not including ARMs with interest rates which are fixed for the initial term), representing 3.29% of its loan portfolio.

     The Bank's ARMs generally establish limits on the amount of the periodic interest rate changes. Decreases or increases in the interest rate of the Bank's National ARM products are generally limited to 1% at any adjustment date, 2% annually and 3% over the life of the loan while the adjustments on One Year CMT ARMs are limited to 2% annually and 6% over the life of the loans. The Bank's delinquency experience on its ARMs has generally been similar to its experience on fixed-rate residential loans. The Bank's ARMs are not convertible into fixed-rate loans and do not produce negative amortization.

     The Bank evaluates both the borrower's ability to make principal, interest and escrow payments and the value of the property that will secure the loan. Suburban Federal originates residential mortgage loans with loan-to-value ratios of up to 95%. On any mortgage loan exceeding an 80% loan-to-value ratio at the time of origination, Suburban Federal will generally require private mortgage insurance in an amount intended to reduce the Bank's exposure to 80% of the appraised value of the underlying property.

     In order to reduce its risk based capital requirement and to increase its available collateral for borrowings, the Bank has securitized a portion of its residential loans. During the years ended December 31, 1996, 1994 and 1993, the Bank securitized $1.6 million, $7.7 million and $13.4 million, respectively, of its residential loans. No loans were securitized in 1995. See "-- Mortgage-Backed Securities."

     Starting in December 1989, the Bank began originating loans to New Cities Community Development Corporation ("New Cities") for the acquisition of homes to be rehabilitated, occupied and sold to moderate and low income families. Currently, these loans are made for terms of up to 30 years and are originated for up to 95% of the original appraised value of the underlying properties and sold to FNMA and other participants. These properties are located in twelve different communities in the greater Chicago south suburban area. New Cities leases the properties to qualified individuals for a term of 36 months under a lease to purchase contract which provides for a portion of the rent to be accumulated as a down payment. At the end of the 36 month period, subject to compliance with underwriting standards and the current loan terms, the purchaser may assume the previously originated loan at Suburban Federal to purchase the residence or may obtain financing from a third party. At December 31, 1996, the Bank had an aggregate of $9.6 million in loans to New Cities which were secured by first mortgages on 212 properties. Loans totaling $8.5 million have been sold to FNMA and other participants. All of these loans were performing in accordance with their terms at December 31, 1996.

     The Bank received a total of $16.0 million in forward purchase commitments from FNMA to buy certain future loans to be made to New Cities. During fiscal 1994, 1995 and 1996, $2.5 million, $2.2 million and $2.0 million, respectively, of loans were made under this program and sold to FNMA under the commitment agreement. The Bank is obligated to deliver to FNMA all loans made under the program.

     In underwriting residential real estate loans, the Bank evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. The Bank's fixed- and adjustable-rate residential mortgage loans customarily include "due-on-sale" clauses, which are provisions giving Suburban Federal the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Suburban Federal enforces due-on-sale clauses to the extent permitted under applicable laws.

     CONSTRUCTION AND DEVELOPMENT LENDING. The Bank makes construction loans to individuals for the construction of their residences and loans to builders or developers for the acquisition of land and the construction or development of small or medium sized projects. At December 31, 1996, $8.6 million, or 3.53% of the Bank's loan portfolio, consisted of construction and development loans.

     Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs six months. These construction loans have rates which match any one- to four-family loan then offered by the Bank. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 1996, approximately $4.1 million or 47.71% of the Bank's total construction or development loan portfolio consisted of loans to borrowers intending to live in the properties upon completion.

     While construction and land loans to builders have terms that are individually negotiated, such loans are generally made in amounts of up to a maximum loan-to-value ratio of 75% (as compared to 80% in the case of loans to owner occupants) based upon an independent appraisal. Suburban Federal also obtains personal guarantees for substantially all of its construction and land loans.

     Although individually negotiated, Suburban Federal's land loan agreements generally provide that principal repayments are required as individual units are sold to third parties so that the remaining loan balance is in proportion to the value of the remaining security. Loan proceeds are disbursed in increments through an independent title company as construction progresses. The amount of each disbursement is based on the construction cost estimate of an independent architect, engineer or qualified inspector who inspects the project in connection with each disbursement request. The Bank also reviews the progress of the underlying construction project.

     One- to four-family construction and land development loans are obtained principally through continued business from builders who have previously borrowed from the Bank as well as walk-in customers, broker referrals and direct solicitations of builders. The application process includes a submission to the Bank of accurate plans, specifications, and costs of the project to be constructed/developed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the current appraised value of the property to be constructed and/or the costs of construction (land plus building).

     In July and August 1990, the Bank committed to make two loans to a single borrower for a combined amount of approximately $2.3 million for the acquisition of land in Mokena, Illinois and the construction thereon of 17 single family homes. In September 1990, the Bank learned that the borrower had not paid the subcontractors and suppliers in accordance with the escrow agreement between the borrower and the title insurance company acting as disbursing agent on behalf of the Bank. Upon learning of these non-payments, the Bank refused to advance additional amounts under these loans, and as a result of the non-payment of amounts due the Bank, instituted a foreclosure action. The subcontractors and suppliers filed mechanics liens on the collateral property. All legal action was stayed by the borrower's filing for bankruptcy.

     During 1992, the bankruptcy court authorized sale of the collateral securing these loans. The proceeds of these sales (net of direct costs of the sales) were placed in escrow with all liens that had been of record transferred to the proceeds. The debtor was unable to present an acceptable plan for reorganization to the bankruptcy court. The court therefore converted the bankruptcy to Chapter 7 status and appointed a trustee to distribute the proceeds of the estate of the debtor.

     During 1993, the Bank received a contractual commitment from the title insurance company to indemnify the Bank up to $750,000 with respect to any liens that would diminish the priority position of the Bank as to the property. During 1994, the litigation that the Bank initiated to enforce the personal guarantees of two individuals resulted in a settlement of $75,000, which was treated as a recovery, and was to be paid, with interest, over a two year period. During 1996 a recovery of $70,000 was received by the Bank as a settlement of a malpractice suit against the attorneys that represented the Bank during the foreclosure action. Payments to date have been made as agreed. The Bank's efforts to resolve this matter also resulted in the payment of $354,000 from the funds being held by the trustee, which were applied to the loan balance. At December 31, 1996, the trustee held approximately $320,000 in proceeds pending resolution of the Bank's and other third party claims to these funds. The Bank's remaining loan balance was $498,000 at December 31, 1996. The Bank's general loan loss reserves have been established considering its potential exposure on this loan. The $320,000 was received by the Bank and the $178,000 shortfall on March 6, 1997 was charged off.

     The table below sets forth by type of security property, the Bank's construction and development loans at December 31, 1996.

                                                NUMBER OF   OUTSTANDING PRINCIPAL   AMOUNT NON-PERFORMING
                                                  LOANS            BALANCE              OR OF CONCERN
                                                ---------   ---------------------   ---------------------
                                                              (DOLLARS IN THOUSANDS)
One- to four-family...........................     30            $     8,199                $498
Vacant lots...................................      9                    394                  --
                                                   --                -------              ------
Total.........................................     39            $     8,593                $498
                                                   ==                =======              ======

     The Bank recognizes that construction and land lending is generally considered to involve a higher level of credit risk than one-to four-family lending. The Bank also recognizes that construction and land lending generally affords the Bank an opportunity to receive interest at rates higher than those obtainable from general residential lending and to receive higher origination and other loan fees. It is the intent of the Bank to consider all opportunities for construction and land lending presented to it and to prudently select such opportunities that meet its objectives without impairing the safety and soundness of the Bank.

     COMMERCIAL/NON-RESIDENTIAL AND MULTI-FAMILY REAL ESTATE LENDING. In order to enhance the yield on and decrease the average term to maturity of its assets, the Bank originates permanent loans secured by commercial/non-residential and multi-family real estate. At December 31, 1996, $17.4 million or 7.14% of the Bank's loan portfolio consisted of permanent loans on commercial/non-residential and multi-family real estate.

     The Bank's permanent non-residential and multi-family real estate loans generally have terms ranging from 15 to 25 years and 15 to 25 year amortization schedules. Rates on permanent loans generally float (subject, in some cases, to specified interest rate caps) with changes in a specified prime rate or carry fixed rates. Under the Bank's current loan policy, multi-family loans and non-residential real estate loans are generally written in amounts of up to 75% of the appraised value of the property.

     All of the multi-family residential and commercial real estate loans originated by the Bank have been on properties located in the Bank's principal market area.

     Appraisals on properties securing non-residential and multi-family real estate property loans originated by the Bank are generally performed by an independent appraiser designated by the Bank at the time the loan is made. All appraisals on multi-family and non-residential real estate loans are reviewed by the Bank's management. In addition, the Bank's underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. Personal guarantees are generally obtained for all or a portion of most of the Bank's multi-family and non-residential real estate loans. While the Bank continues to monitor multi-family and non-residential real estate loans on a regular basis after origination, updated appraisals are not normally obtained after closing.

     At December 31, 1996, the Bank had one non-residential real estate loan with a net carrying value of $2.3 million that was one payment past due and eight multi-family loans with net carrying values between $375,000 and $450,000 that were performing in accordance with their terms.

     The table below sets forth, by type of security property, the Bank's commercial/non-residential and multi-family real estate loans at December 31, 1996.

                                                                          OUTSTANDING
                                                              NUMBER OF    PRINCIPAL
                                                                LOANS       BALANCE
                                                              ---------   -----------
                                                              (DOLLARS IN THOUSANDS)
Multi-family(1).............................................     63         $13,463
Commercial/non-residential:
  Small business facilities and office buildings............     13           3,641
  Church....................................................      3             313
                                                                 --         -------
Total.......................................................     79         $17,417
                                                                 ==         =======

---------------

(1) Consists primarily of loans in apartments having six or fewer units.

     Multi-family residential and non-residential real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential and non-residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. The Bank recognizes the higher level of credit risk of such lending. However, such lending also generally affords the Bank an opportunity to receive interest at rates higher than those obtainable from general residential lending and to receive higher origination and other loan fees. It is the intent of the Bank to consider all opportunities for commercial/non-residential and multi-family presented to it and to prudently select such opportunities that meet its objectives without impairing the safety and soundness of the Bank.

     MORTGAGE-BACKED SECURITIES. In order to reduce its risk-based capital requirement and acquire a federal agency guarantee for a portion of its mortgage loans, the Bank has converted some of its 15 and 30 year fixed rate loans into federal agency mortgage-backed securities. In addition, as a result of the high level of competition for mortgage loans in the Bank's market area and in order to obtain geographic diversity in its loan and mortgage-backed securities portfolio, the Bank has purchased a number of mortgage-backed securities. Consistent with the Bank's asset/liability policy, most of the Bank's recently purchased mortgage-backed securities carry adjustable interest rates or are for short or intermediate effective terms. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" in the Company's Annual Report filed as Exhibit 13 hereto. Included in mortgage-backed securities are collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"), including privately issued investment grade or federal agency guaranteed CMOs and REMICs having effective terms to maturity of seven years or less. At December 31, 1996, the Bank had $41.0 million of adjustable rate mortgage-backed securities, (including CMOs and REMICs) and $90.0 million of fixed rate CMOs and REMICs with estimated average lives of less than five years.

     Prior to 1992, all mortgage-backed securities had been acquired for retention in the Bank's portfolio and accordingly were included in its financial statements at historical cost. During 1992 the Bank determined that future sales of mortgage-backed securities with fixed interest rates and 15 or 30 year original terms were possible and therefore reclassified them to a "held for sale" portfolio. As of January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires the use of fair value accounting for securities available for sale or trading and retains the use of the amortized cost method for investment if the Company has the positive intent and ability to hold to maturity. As of January 1, 1994, the Company transferred mortgage-backed securities with a book value of $48.8 million and a fair value of $49.5 million from the held to maturity and held for sale portfolios to the available for sale portfolio. The securities transferred consisted of mortgage-backed securities having original terms of 15 or 30 years and CMOs and REMICs with average remaining terms of five to seven years.

     In November 1995, the Financial Accounting Standards Board ("FASB") issued a special report, "A Guide to Implementation of SFAS 115 on Accounting for Certain Investments in Debt and Equity Securities," to aid entities in understanding and implementing the provisions of SFAS 115. The special report provides an opportunity for a one-time reassessment of the classification of securities as of a single measurement date without tainting the classification of the remaining held-to-maturity debt securities. The one-time reclassification of securities based on this reassessment must have occurred between November 15, 1995 and December 31, 1995. The Company reclassified mortgage-backed securities with a cost basis totalling $30.8 million and a market value of $31.1 million to the available-for-sale portfolio from the held-to-maturity portfolio effective November 30, 1995.

     The Bank's holdings of mortgage-backed securities have decreased in recent years as a result of the significant increase in the Bank's loan originations. During 1996, $44.3 million of mortgage-backed securities were sold while only $13.9 million were purchased with the net proceeds being used to fund loans. Since federal agency mortgage-backed securities generally carry a yield approximately 50 to 100 basis points below that of the corresponding type of residential loan (due to the implied federal agency guarantee fee and the retention of a servicing spread by the loan servicer) the Bank's asset yields have been positively affected. Should a sufficient quantity of loans not be available yields could be negatively affected.

     The following table sets forth the contractual maturities of the Bank's mortgage-backed securities (including CMO's and REMIC's) and excluding investments in adjustable rate mortgage mutual funds of $2.4 million at December 31, 1996. It should be noted that, due to anticipated prepayments, the actual maturity of the Bank's long term mortgage-backed securities will likely be significantly shorter than the contractual maturities.

                                                                         DUE IN
                         -------------------------------------------------------------------------------------------------------
                                   WEIGHTED            WEIGHTED             WEIGHTED              WEIGHTED              WEIGHTED
                                   AVERAGE             AVERAGE              AVERAGE               AVERAGE               AVERAGE
                         1 TO 3    INTEREST   3 TO 5   INTEREST   5 TO 10   INTEREST   10 TO 20   INTEREST   OVER 20    INTEREST
                          YEARS      RATE     YEARS      RATE      YEARS      RATE      YEARS       RATE      YEARS       RATE
                         -------   --------   ------   --------   -------   --------   --------   --------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
Federal Home Loan
  Mortgage
  Corporation.........   $    --       --%    $   --       --%     $   --       --%     $   251     9.00%    $  4,914     7.17%
Federal National
  Mortgage
  Association.........        --       --         --       --          --       --           --       --        5,887     7.49
Real Estate Mortgage
  Investment
  Conduits............        --       --      3,292     7.17       2,199     7.50        3,737     6.90       12,249     6.40
Government National
  Mortgage
  Association.........        --       --         --       --          --       --           --       --        1,466     6.97
Privately issued
  participation
  certificates and
  CMO's...............        --       --      2,265     7.00          --       --       13,239     6.96       81,558     6.88
                         -------              ------               ------               -------              --------
Total.................   $                    $5,557               $2,199               $17,227              $106,074
                         =======              ======               ======               =======              ========


                        DECEMBER 31,   WEIGHTED
                            1996       AVERAGE
                          BALANCE      INTEREST
                        OUTSTANDING      RATE
                        ------------   --------

Federal Home Loan
  Mortgage
  Corporation.........    $  5,165       7.26%
Federal National
  Mortgage
  Association.........       5,887       7.49
Real Estate Mortgage
  Investment
  Conduits............      21,477       6.72
Government National
  Mortgage
  Association.........       1,466       6.97
Privately issued
  participation
  certificates and
  CMO's...............      97,062       6.89
                          --------
Total.................    $131,057
                          ========

CONSUMER LENDING. The Bank originates a variety of consumer loans, including credit-card, second mortgage, home equity lines of credit, auto and deposit account loans. Management believes that the shorter terms and normally higher interest rates available on various types of consumer loans can be helpful in maintaining a profitable spread between Suburban Federal's loan yield and its cost of funds as well as in reducing the effective maturity of its assets. For the most part, the Bank markets consumer loans to its existing customers as a part of its effort to offer comprehensive consumer financial services in its community.

     The largest dollar amount of the Bank's consumer loans are second mortgages and home equity lines of credit. Consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower. Terms to maturity vary up to 60 months, except for second mortgage loans which may have maturities up to 15 years. At December 31, 1996, the Bank's consumer loan balances totaled $15.3 million, or 6.28% of its loan portfolio.

     During 1996 the Bank increased its originations of second mortgage loans and home equity lines of credit. In contrast to most other types of consumer loans, the interest on these types of loans is typically fully deductible for tax purposes and, therefore, is more attractive to customers. Under the Bank's underwriting procedures, the amount of the second mortgage, when combined with the balance of the first mortgage lien, generally does not exceed 90% of the appraised value of the property at the time of the loan commitment. Second mortgage loans are secured by a mortgage on the underlying real estate and carry a fixed interest rate. Home equity lines of credit carry adjustable rates indexed to the current prime rate. Underwriting procedures similar to those described under "-- One- to Four-Family Residential Lending" are followed with respect to these loans. The borrower is generally charged an application fee for these loans. The Bank's second mortgage loans and home equity lines of credit outstanding at December 31, 1996 totaled $12.1 million or 4.97% of its loan portfolio.

     The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process may also include a comparison of the value of the security, if any, in relation to the proposed loan amount.

     The Bank also offers VISA/Mastercard credit cards. At December 31, 1996, approximately 3,800 credit cards had been issued, with an aggregate outstanding balance of $2.0 million and a maximum available line of credit of $9.5 million. Minimum monthly payments are 5% of the outstanding loan balance.

     Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as credit card receivables, or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Bank's consumer loan portfolio has generally been low (at December 31, 1996, $213,000, or approximately 1.43% of the consumer loan portfolio, was 60 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

     The Bank expects to continue, subject to market conditions, its consumer lending activities as part of its plan to provide a wide range of personal financial services to its customers.

     COMMERCIAL WAREHOUSE LINE OF CREDIT. As of December 31, 1996, the Bank had two commercial warehouse lines of credit for a total commitment of $5.0 million with local mortgage origination companies. The lines of credit are for renewable one year terms at an adjustable rate of interest tied to the prime rate and carry a loan to value ratio of up to 95%. The one- to four-family residential mortgage loans serve as collateral for the line of credit. As of December 31, 1996, the mortgage origination companies had drawn $1.2 million of their lines of credit.

     The lines of credit are used by the borrowers to fund mortgage loans from the date of origination until sales proceeds are received. The repayment of the line of credit is dependent upon the receipt of proceeds from a third party lender. In the event there is a delay between the time the loan commitment is issued and the time the proceeds are received, the mortgage loan originator may be unable to make timely payments to the Bank. Other loans of a similar type are actively being sought by the Bank.

     ORIGINATIONS, PURCHASES AND SALES OF LOANS AND MORTGAGE-BACKED
SECURITIES. The Bank originates real estate and other loans through marketing efforts, the Bank's customer base, walk-in customers and referrals from real estate brokers and builders. In addition, applications are received from outside mortgage originators and underwritten to the same credit standards as internally generated applications. Its ability to originate loans is dependent upon competition and the relative customer demand for adjustable rate or fixed rate loans in the origination market, which is affected by the term structure (short-term compared to long-term) of interest rates as well as the current and expected future level of interest rates. The 1996 origination increase came both through internally generated loans and through the outside mortgage originators.

     The Bank has the authority to purchase loans, mortgage-backed securities and loan participations. Although the Bank's loan purchases (in contrast to its mortgage-backed securities purchases) have been limited in recent years, as a result of significant competition for loans in the Bank's market area, the Bank may purchase loans in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" in the Company's Annual Report filed as Exhibit 13 hereto.

     When loans have been sold, the Bank has retained the responsibility for servicing the loans. At December 31, 1996, Suburban Federal serviced $41.3 million of loans for others (including $560,000 of loans backing mortgage-backed securities still owned by Suburban Federal).

     In May 1995, the FASB issued SFAS 122, "Accounting for Mortgage Servicing Rights" which requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. SFAS 122 requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The mortgage servicing rights are to be amortized over the life of the asset in proportion to the estimated net servicing income.

     Implementation of SFAS 122 is effective for fiscal years beginning after December 15, 1995 and earlier adoption is permitted. The Company elected to adopt SFAS 122 effective January 1, 1995. The Company initially accounted for mortgage servicing rights using the discounted present value of estimated expected future cash flows. This amount was initially capitalized in other assets and subsequently amortized over the estimated life of the loan servicing income stream. The carrying value of the Company's mortgage servicing rights, in relation to estimated servicing values, and the related amortization is reviewed by management on a quarterly basis.

     During 1996, the Company sold mortgage loans to FNMA while retaining servicing, realizing proceeds of $8.5 million, gross gains of $24,000 and gross losses of $99,000. In addition, the Company recorded an additional gain of $62,000 on these sales, from the establishment of a mortgage servicing right asset in accordance with SFAS 122. During the year ended December 31, 1996, the Company amortized $15,000 of this asset against current servicing fee income.

     The Bank has attempted to improve loan volume by expanding its market segment into northwest Indiana through its branch office in Dyer, Indiana which opened during fiscal 1993 and into the Chicago metropolitan area and expanding its product line to include loans that carry a fixed rate for 3, 5 or 10 years and subsequently adjust on an annual basis.

     The following table shows the loan origination, purchase and repayment activities of the Bank for the periods indicated. The Bank's securitization of its loans is not included as a sale of loans or a purchase of mortgage-backed securities.

                                                                 YEAR ENDED DECEMBER 31
                                                         --------------------------------------
                                                            1996          1995          1994
                                                         ----------     ---------     ---------
                                                                     (IN THOUSANDS)
Originations by type:
Adjustable rate:
  Real estate
          -- one- to four-family.......................  $   99,723(1)  $  42,929(1)  $  23,720
          -- multi-family..............................       3,951           825           180
          -- non-residential...........................         363         1,673            45
          -- construction..............................       7,324         3,918         5,700
  Consumer(2)..........................................      13,615        10,394         8,571
  Commercial warehouse line of credit..................      24,677        25,647        13,498
                                                         ----------     ---------     ---------
               Total adjustable-rate...................     149,653        85,386        51,714
                                                         ----------     ---------     ---------
Fixed rate:
  Real estate
          -- one- to four-family.......................      12,934         8,437        19,258
          -- multi-family..............................       4,407         1,707         2,514
          -- non-residential...........................       2,340            --            --
          -- construction                                       548            --            75
  Consumer.............................................       2,933         3,360         1,044
                                                         ----------     ---------     ---------
               Total fixed-rate........................      23,162        13,504        22,891
                                                         ----------     ---------     ---------
               Total loans originated..................     172,815        98,890        74,605
                                                         ----------     ---------     ---------
Purchases:
  Mortgage-backed securities(3)........................      13,885        11,414        72,789
                                                         ----------     ---------     ---------
               Total additions.........................     186,700       110,304       147,394
                                                         ----------     ---------     ---------
Sales:
  Real estate: one- to four-family.....................       8,488         5,989         4,635
  Mortgage-backed securities...........................      44,312         3,097        12,042
                                                         ----------     ---------     ---------
               Total sales.............................      52,800         9,086        16,677
Principal repayments...................................      92,372        66,265        90,091
                                                         ----------     ---------     ---------
               Total reductions........................     145,172        75,351       106,768
                                                         ----------     ---------     ---------
          Net increase.................................  $   41,528(4)  $  34,953     $  40,626(4)
                                                         ==========     =========     =========

---------------

(1) Includes $95.6 million and $41.1 million for fiscal 1996 and 1995, respectively, of ARMs in which the initial interest rate is fixed for five years.

(2) Consist primarily of draws on home equity lines of credit and credit cards.

(3) Includes $3.0 million in 1995 and $22.3 million in 1994 of adjustable rate mortgage-backed securities with the balance consisting of CMOs and REMICs with short and intermediate average lives.

(4) Net unrealized losses were recorded under SFAS 115 of $750,000 and $4.3 million during 1996 and 1994, respectively which reduced mortgage-backed securities available for sale. During 1995, a net unrealized gain recorded under SFAS 115 of $4.4 million increased mortgage-backed securities available for sale. See Note 1 of the Notes to Consolidated Financial Statements in the Company's Annual Report filed as Exhibit 13 hereto.

DELINQUENCIES AND NON-PERFORMING ASSETS

     DELINQUENCY PROCEDURES. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the deficiency to be cured by contacting the borrower. In most cases, deficiencies are cured promptly. Notices are mailed to borrowers who have not made payments after the 15th day of each month. A penalty of 5% (4% in the case of loans originated prior to 1987) is assessed after the 15th day (20th day in the case of loans originated prior to 1987) on loans on which interest is paid in arrears and after the end of the month on loans on which interest is paid in advance. After a payment is 30 days past due, the Bank's collections department will contact the borrower by telephone and letter. In the event a loan becomes delinquent for 60 to 90 days, it is classified as a delinquent or slow loan. In such cases, the Bank regularly reviews the loan status, the condition of the property and circumstances of the borrower. Based upon the results of its review, the Bank may negotiate and accept a repayment program with the borrower, accept a voluntary deed in lieu of foreclosure or, when deemed necessary, initiate foreclosure proceedings. If foreclosed on, real property is sold at a public sale and the Bank may bid on the property to protect its interest. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of delinquency, the borrower's ability and willingness to cooperate in curing delinquencies and the current appraisal and market value.

     Real estate acquired by Suburban Federal as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or estimated fair value at the date of acquisition, and any write-down resulting therefrom is charged to the allowance for losses on loans. Upon acquisition, all costs incurred in maintaining the property are expensed. However, costs relating to the development and improvement of the property are capitalized to the extent of net realizable value.

     The following table sets forth information concerning delinquent mortgage and other loans at December 31, 1996 and 1995. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue and are reflected as a percentage of total loans.

                                                                     LOANS DELINQUENT FOR:
                              ---------------------------------------------------------------------------------------------------
                                        60-89 DAYS                     90 DAYS AND OVER                        TOTAL
                              -------------------------------   -------------------------------   -------------------------------
                              NUMBER     AMOUNT      PERCENT    NUMBER     AMOUNT      PERCENT    NUMBER     AMOUNT      PERCENT
                              ------   -----------   --------   ------   -----------   --------   ------   -----------   --------
                                                                    (DOLLARS IN THOUSANDS)
AT DECEMBER 31, 1996
Real Estate:
One- to four-family.........    11     $     1,554       .64%      6     $       565       .23%     17     $     2,119        .87%
Construction or
  development...............    --              --        --       1             498       .20       1             498        .20
Non Residential.............    --              --        --       1              41       .02       1              41        .02
Consumer....................    13              53       .02      68             160       .07      81             213        .09
                                --     -----------   --------     --     -----------   --------    ---     -----------   --------
  Total.....................    24     $     1,607       .66%     76     $     1,264       .52%    100     $     2,830       1.18%
                                ==     ===========   ========     ==     ===========   ========    ===     ===========   ========
AT DECEMBER 31, 1995
Real Estate:
One- to four-family.........     1     $        59       .04%      7     $       195       .13%      8     $       254        .17%
Construction or
  development...............    --              --        --       1             494        33       1             494        .33
Consumer....................    12              21       .01      34              72       .05      46              93        .06
                                --     -----------   --------     --     -----------   --------    ---     -----------   --------
Total.......................    13     $        80       .05%     42     $       761       .51%     55     $       841        .56%
                                ==     ===========   ========     ==     ===========   ========    ===     ===========   ========

     CLASSIFICATION OF ASSETS. Federal regulations require that each institution classify its own assets on a regular basis. In addition, in connection with examinations of institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified Loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations have also created a Special Mention category, consisting of assets which do not currently expose a savings association to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the association to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the association must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified Loss, or charge off such amount. If an association does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS.

     In connection with the filing of its periodic reports with the OTS and in accordance with the classification of assets policy, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 1996, the Bank had designated $1.0 million of its assets as Special Mention, and classified $682,000 as Substandard, none as Doubtful and $138,000 as Loss. The Bank's assets designated as special mention consist of nine credit card accounts and two loans on residential property. Suburban Federal's classified assets, excluding investment securities, consist of the non-performing loans and foreclosed assets discussed below. As of the date hereof, these asset classifications are consistent with those of the OTS and FDIC.

NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when either principal or interest is more than 90 days past due unless an agreement for payment has been made with the borrower. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. For all years presented, the Bank has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates or accruing loans more than 90 days delinquent). Foreclosed assets include assets acquired in settlement of loans.

                                                                DECEMBER 31,
                                               -----------------------------------------------
                                                1996      1995      1994      1993       1992
                                               ------     -----     -----     -----     ------
                                                           (DOLLARS IN THOUSANDS)
Non-accrual loans:
  One- to four-family.....................     $  333     $  78     $  83     $  13     $  212
  Construction or development.............        498(1)    494(1)    546(1)    879(1)     800(1)
  Commercial..............................         41        --        --        --         --
  Consumer and other......................        125        72        48        29         10
                                               ------     -----     -----     -----     ------
     Total................................        997       644       677       921      1,022
                                               ------     -----     -----     -----     ------
Foreclosed assets:
  One- to four-family.....................         14        14        --        74         --
                                               ------     -----     -----     -----     ------
     Total................................         14        14        --        74         --
                                               ------     -----     -----     -----     ------
Total non-performing assets...............     $1,011     $ 658     $ 677     $ 995     $1,022
                                               ======     =====     =====     =====     ======
Total as a percentage of total assets.....       0.25%     0.18%     0.21%     0.35%      0.39%
                                               ======     =====     =====     =====     ======

---------------

(1) Consists of a single construction loan to one builder discussed under the caption "-- Construction and Development Lending."

     For the year ended December 31, 1996, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $75,200. No interest income on such loans was included for the year ended December 31, 1996.

     OTHER ASSETS OF CONCERN. As of December 31, 1996 there were no other loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories except for the assets designated as special mention discussed above.

     ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans (including those as to which full collectibility may not be reasonably assured) considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan allowance. The Bank has developed certain asset review policies and procedures in this regard. In determining the general reserves under these policies, historical charge-offs and recoveries, changes in the mix and levels of various types of loans, net realizable values, the current loan portfolio and current economic conditions are considered. These policies also consider delinquent and classified loans.

     Although management believes it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. The Bank's allowance reflects what Suburban Federal believes is an adequate level of reserves under its circumstances.

     At December 31, 1996, the Bank had an allowance for loan losses of $967,000 or 95.65% of total non-performing assets, compared to an allowance of $773,000 or 117.48% of total non-performing assets, at December 31, 1995. This increase was a result of the Bank's ongoing evaluation of its loan portfolio.

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                           YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------
                                               1996       1995       1994      1993      1992
                                               -----     ------     ------     -----     -----
                                                           (DOLLARS IN THOUSANDS)
Balance at beginning of period............     $ 773     $  735     $  631     $ 438     $ 212
Additions charged to operations:
  Real estate.............................        94         14       (49)        91       206
  Consumer................................        99         63        107        50        48
                                               -----     ------     ------     -----     -----
                                                 193         77         58       141       254
                                               -----     ------     ------     -----     -----
Transfer from unallocated.................        --         --         --        --        --
Recoveries................................        70         --         75        70         1
                                               -----     ------     ------     -----     -----
Charge-offs:
  Real estate.............................         5         --         --        --        --
  Consumer................................        64         39         29        18        29
                                               -----     ------     ------     -----     -----
Net charge-offs...........................        69         39         46        52        28
                                               -----     ------     ------     -----     -----
Balance at end of period..................     $ 967     $  773     $  735     $ 631     $ 438
                                               =====     ======     ======     =====     =====
Ratio of net charge-offs during the period
  to average loans outstanding during the
  period..................................       .03%       .03%       .03%      .01%      .03%
                                               =====     ======     ======     =====     =====
Ratio of allowance for loan losses to
  total non-performing assets at the end
  of period...............................     95.65%    117.48%    108.57%    63.42%    42.86%
                                               =====     ======     ======     =====     =====
Ratio of allowance for loan losses to
  non-performing loans at end of period...     96.99%    120.03%    108.57%    68.51%    42.86%
                                               =====     ======     ======     =====     =====

     The distribution of the Bank's allowance for loan losses on loans at the dates indicated is summarized as follows:

                                                                          DECEMBER 31,
                                -------------------------------------------------------------------------------------------------
                                      1996                1995                1994                1993                1992
                                -----------------   -----------------   -----------------   -----------------   -----------------
                                         PERCENT             PERCENT             PERCENT             PERCENT             PERCENT
                                         OF LOANS            OF LOANS            OF LOANS            OF LOANS            OF LOANS
                                         IN EACH             IN EACH             IN EACH             IN EACH             IN EACH
                                         CATEGORY            CATEGORY            CATEGORY            CATEGORY            CATEGORY
                                         TO TOTAL            TO TOTAL            TO TOTAL            TO TOTAL            TO TOTAL
                                AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS
                                ------   --------   ------   --------   ------   --------   ------   --------   ------   --------
                                                                         (IN THOUSANDS)
Real Estate:
  Construction................   $403       3.53%    $403       2.99%    $403       4.18%    $347       4.88%    $294       3.35%
  Other.......................    293      89.68      157      86.92      143      86.56      173      86.86       65      91.60
                                 ----     ------     ----     ------     ----     ------     ----     ------     ----     ------
     Total Real Estate........    696      93.21      560      89.91      546      90.74      520      91.74      359      94.95
Consumer and other............    271       6.79      213      10.09      189       9.26      111       8.26       79       5.05
                                 ----     ------     ----     ------     ----     ------     ----     ------     ----     ------
     Total....................   $967     100.00%    $773     100.00%    $735     100.00%    $631     100.00%    $438     100.00%
                                 ====     ======     ====     ======     ====     ======     ====     ======     ====     ======

INVESTMENT ACTIVITIES

     As a part of its asset/liability management strategy, the Company invests in short-term investments such as interest-bearing deposits and U.S. government securities and, to a lesser extent, investment securities such as investment grade corporate obligations. The Company also invests, to a limited degree, in equity securities of financial companies.

     The Bank is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other securities investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Company's Annual Report filed as Exhibit 13 hereto. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of December 31, 1996, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 5.3% as compared to the current OTS requirement of 5%. See "Regulation -- Liquidity."

The following table sets forth the composition of the Company's investment securities at the dates indicated.

                                                               DECEMBER 31
                                        ---------------------------------------------------------
                                               1996                 1995               1994
                                        -------------------   ----------------   ----------------
                                           BOOK       % OF     BOOK      % OF     BOOK      % OF
                                          VALUE      TOTAL     VALUE    TOTAL     VALUE    TOTAL
                                        ----------   ------   -------   ------   -------   ------
                                                         (DOLLARS IN THOUSANDS)
Cash equivalents:
  FHLB daily investment..............    $ 5,307      30.55%  $ 8,911    43.53%  $ 6,890    36.91%
Investment securities:
  U.S. government and agency
     securities......................     $3,974     22.87%  $ 5,954    29.08%  $ 6,834    36.61%
FHLMC and FNMA preferred stock.....      2,625      15.11     1,553     7.59     1,405     7.53
Corporate securities:
  Equity securities..................      2,065      11.89     1,908     9.32     1,650     8.83
  Fixed rate.........................        102        .59       100      .49     --        --
                                         -------     ------   -------   ------   -------   ------
Subtotal.............................      8,766      50.46     9,515    46.48     9,889    52.97
                                         -------     ------   -------   ------   -------   ------
FHLB stock...........................      3,300      18.99     2,045     9.99     1,889    10.12
                                         -------     ------   -------   ------   -------   ------
  Total cash equivalents, investment
     securities and FHLB stock.......    $17,373     100.00%  $20,471   100.00%  $18,668   100.00%
                                         =======     ======   =======   ======   =======   ======
Average remaining life or term to
  repricing, excluding FHLB stock,
  FHLMC and FNMA preferred stock and
  corporate securities...............   0.52 YEARS               1.10 YEARS         1.81  YEARS

     The composition and maturities of the Company's investment securities, excluding FHLB of Chicago stock, FHLMC and FNMA preferred stock and corporate securities are indicated in the following table.

                                                            DECEMBER 31, 1996
                             -------------------------------------------------------------------------------
                             LESS THAN      1 TO 5      5 TO 10      OVER 10
                               1 YEAR       YEARS        YEARS        YEARS      TOTAL INVESTMENT SECURITIES
                             ----------   ----------   ----------   ----------   ---------------------------
                             BOOK VALUE   BOOK VALUE   BOOK VALUE   BOOK VALUE   BOOK VALUE    MARKET VALUE
                             ----------   ----------   ----------   ----------   -----------   -------------
                                                         (DOLLARS IN THOUSANDS)
U.S. government and agency
  securities...............    $   --       $3,974       $   --       $   --        $3,974         $3,918
                               ------       ------       ------       ------        ------         ------
Total investment
  securities...............    $   --       $3,974       $   --       $   --        $3,974         $3,918
                               ======       ======       ======       ======        ======         ======
Weighted average yield.....        --%        4.99%          --%          --%         4.99%
                               ------                    ------       ------

     The Company's investment securities at December 31, 1996 contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Company's capital, excluding securities issued by the United States Government, or its agencies.

SOURCES OF FUNDS

     GENERAL. Deposit accounts have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank derives funds from loan repayments and cash flows generated from operations. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds have varied. The Bank also utilizes borrowings as a mechanism to raise additional funds without altering the Bank's deposit pricing structure.

     DEPOSITS. The Bank attracts both short-term and long-term deposits from its primary market area by offering a wide assortment of accounts and rates in convenient locations. The Bank offers regular and tiered passbook accounts, NOW accounts, money market accounts and fixed interest rate certificates of deposits with varying maturities. The Bank offers such accounts directly and through IRA, Keogh accounts and deferred compensation accounts for government employees.

     Deposit account terms vary, according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. Suburban Federal generally has not actively sought deposits outside of its primary market area.

     In setting rates, Suburban Federal regularly evaluates (i) its internal costs of funds, (ii) the rates offered by competing entities, (iii) its investment and lending opportunities and (iv) its liquidity position. In order to decrease the volatility of its deposits, Suburban Federal imposes stringent penalties on early withdrawal on its certificates of deposit. Suburban Federal has $1.2 million of brokered deposits and has no present intention to solicit such deposits.

     The following table sets forth the savings flows at the Bank during the periods indicated.

                                                                            YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                                  1996               1995               1994
                                                             ---------------    ---------------    ---------------
                                                                            (DOLLARS IN THOUSANDS)
Opening balance............................................  $       288,955    $       256,669    $       244,691
Deposits...................................................          941,499            900,441            770,639
Withdrawals................................................         (932,673)          (877,920)          (766,198)
Interest credited..........................................           11,800              9,765              7,537
                                                             ---------------    ---------------    ---------------
Ending balance.............................................  $       309,581    $       288,955    $       256,669
                                                             ===============    ===============    ===============
Net increase...............................................  $        20,626    $        32,286    $        11,978
                                                             ===============    ===============    ===============
Percent increase...........................................             7.14%             12.58%              4.90%
                                                             ===============    ===============    ===============

     See also Note 10 of the Notes to Consolidated Financial Statements in the Company's Annual Report filed as Exhibit 13 hereto.

     The following table sets forth the balances of savings deposits in the various types of deposit programs offered by the Bank at the dates indicated. See Note 10 of the Notes to Consolidated Financial Statements in the Company's Annual Report filed as Exhibit 13 hereto for rates paid on non-certificate accounts for the periods presented.

                                                                                       DECEMBER 31,
                                                               ------------------------------------------------------------
                                                                      1996                 1995                 1994
                                                               ------------------   ------------------   ------------------
                                                                          PERCENT              PERCENT              PERCENT
                                                                            OF                   OF                   OF
                                                                AMOUNT     TOTAL     AMOUNT     TOTAL     AMOUNT     TOTAL
                                                               --------   -------   --------   -------   --------   -------
                                                                                  (DOLLARS IN THOUSANDS)
CHECKING AND PASSBOOK ACCOUNTS:
Passbook accounts...........................................   $ 54,552    17.62%   $ 55,361    19.16%   $ 59,994    23.37%
Money market................................................     14,630     4.73      13,188     4.57      16,397     6.39
NOW and checking accounts...................................     40,851    13.19      39,858    13.79      41,241    16.07
Non-interest bearing deposits...............................      9,615     3.11       9,589     3.32       8,435     3.29
                                                               --------   ------    --------   ------    --------   ------
  Total Non-Certificates....................................    119,648    38.65     117,996    40.84     126,067    49.12
                                                               --------   ------    --------   ------    --------   ------
CERTIFICATES:
2.00 -- 3.99%...............................................        514      .16         561      .19      17,114     6.67
4.00 -- 5.99%...............................................    129,932    41.97      85,724    29.67      97,313    37.91
6.00 -- 7.99%...............................................     59,029    19.07      84,385    29.20      13,387     5.21
8.00 -- 9.99%...............................................        458      .15         289      .10       2,788     1.09
                                                               --------   ------    --------   ------    --------   ------
  Total Certificates........................................    189,933    61.35     170,959    59.16     130,602    50.88
                                                               --------   ------    --------   ------    --------   ------
  Total Deposits............................................   $309,581   100.00%   $288,955   100.00%   $256,669   100.00%
                                                               ========   ======    ========   ======    ========   ======

     The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 1996.

                                                                                                     PERCENT
                                      2.00-3.99%   4.00-5.99%   6.00-7.99%   8.00-9.99%    TOTAL     OF TOTAL
                                      ----------   ----------   ----------   ----------   --------   --------
                                                              (DOLLARS IN THOUSANDS)
Certificate accounts maturing in
  quarter ending :
March 31, 1997......................     $289       $ 11,582     $ 9,026        $ --      $ 20,897     11.00%
June 30, 1997.......................        8         18,317      16,718          --        35,043     18.45
September 30, 1997..................       --         21,767       7,091          --        28,858     15.19
December 31, 1997...................       70         19,696       6,869          --        26,635     14.02
March 31, 1998......................       11         15,005       7,506          76        22,598     11.90
June 30, 1998.......................        6          8,614         359          92         9,071      4.78
September, 30, 1998.................       33          4,528         684         105         5,350      2.82
December 31, 1998...................       --          4,366         811          --         5,177      2.72
March 31, 1999......................       97         14,549         389          --        15,035      7.92
June 30, 1999.......................       --          5,213         164          --         5,377      2.83
September 30, 1999..................       --          2,700         391          16         3,107      1.64
December 31, 1999...................       --            572       2,243         169         2,984      1.57
Thereafter..........................       --          3,023       6,778          --         9,801      5.16
                                         ----       --------     -------        ----      --------    ------
  Total.............................     $514       $129,932     $59,029        $458      $189,933    100.00%
                                         ====       ========     =======        ====      ========    ======
  Percent of Total..................     0.27%         68.41%      31.08%       0.24%
                                         ====       ========     =======        ====

     The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of December 31, 1996.

                                                                  MATURITY
                                                 -------------------------------------------
                                                              OVER       OVER
                                                 3 MONTHS    3 TO 6     6 TO 12      OVER
                                                 OR LESS     MONTHS     MONTHS     12 MONTHS     TOTAL
                                                 --------    -------    -------    ---------    --------
                                                                     (IN THOUSANDS)
Certificates of deposit less than $100,000...    $18,630     $26,841    $48,515     $69,379     $163,365
Certificates of deposit of $100,000 or
  more.......................................      2,267       8,202      6,978       9,121       26,568
                                                 -------     -------    -------     -------     --------
  Total certificates of deposit..............    $20,897     $35,043    $55,493     $78,500     $189,933
                                                 =======     =======    =======     =======     ========

     BORROWINGS. Suburban Federal's other available sources of funds include advances from the FHLB of Chicago. As a member of the FHLB of Chicago, the Bank is required to own capital stock in the FHLB of Chicago and is authorized to apply for advances from the FHLB of Chicago. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.

     The Bank enters into sales of securities under agreements to purchase ("reverse repurchase agreements") with nationally recognized primary securities dealers. Reverse repurchase agreements are accounted for as borrowings by the Bank and are secured by designated investment securities.

     In 1992 the Bank established an Employee Stock Ownership Plan ("ESOP"). The ESOP was funded by the proceeds from a $624,000 loan from an unaffiliated third party lender. During 1994, the Company replaced the original lender and refinanced the loan on essentially the same terms as the original loan. The loan carries an interest rate of one-half percent above the prime rate, and matures in 1999. The loan is secured by the shares of the Company's Common Stock purchased with the loan proceeds. The Bank intends to continue to make contributions to the ESOP sufficient to allow the ESOP to fund the debt service requirements of the loan. At December 31, 1996, the balance of the ESOP loan was $171,000.

     During 1995 and 1996, advances from the FHLB increased to originate adjustable rate mortgage loans. If additional funds were required by the Bank, management believes that credit would be available from the FHLB.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances, securities sold under agreements to repurchase and other borrowings at the dates indicated.

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1996       1995       1994
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Maximum Balance:
FHLB advances...............................................  $58,600    $34,200    $31,576
Securities sold under agreements to repurchase..............    7,895     12,420      8,347
Other borrowings............................................       --         --        438
Average Balance:
FHLB advances...............................................  $53,137    $27,001    $22,442
Securities sold under agreements to repurchase..............    7,043     10,885      3,183
Other borrowings............................................       --         --        101

     The following table sets forth certain information as to the Bank's FHLB advances and other borrowings at the dates indicated.

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1996       1995       1994
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
FHLB advances...............................................  $55,500    $34,200    $31,276
Securities sold under agreements to repurchase..............    7,438      9,227      8,347
Other borrowings............................................       --         --         --
                                                              -------    -------    -------
  Total borrowings..........................................  $62,938    $43,427    $39,623
                                                              =======    =======    =======
Weighted average interest rate of borrowings................     5.89%      5.82%      6.23%

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, Suburban Federal is permitted by OTS regulations to invest up to 2% of its assets, or $8.0 million at December 31, 1996, in the stock of, or unsecured loans to, service corporation subsidiaries. As of such date, the net book value of Suburban Federal's investment in its service corporations was $386,000. Suburban Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes.

     Suburban Federal has two wholly owned subsidiaries and one second tier subsidiary engaged in real estate appraisals and the marketing of insurance products. The following is a description of the subsidiaries' principal activities.

     South Suburban Securities Corporation ("SSSC") offers appraisal and inspection services to the general public. The Bank does not utilize these services for use in its loan underwriting. At December 31, 1996, the Bank had an equity deficit of $70,000 in SSSC. In addition, SSSC markets property, casualty, liability and whole life insurance products, tax-deferred annuities and financial services on an agency basis to the Bank's customers through its wholly owned subsidiary, Suburban Insurance Resources Agency, Inc. ("SIRA"). At December 31, 1996, SSSC had an equity deficit of $95,000 in SIRA. For the year ended December 31, 1996, SSSC had a net profit of $16,000.

     The Bank is required to deduct from capital, in determining the Bank's capital requirements, its investment in SSSC and SIRA. See "Regulation -- Regulatory Capital Requirements."

     Suburban Mortgage Services ("SMS") was formed in April 1988 to operate as a mortgage company, but is currently inactive. Management has no current intention to activate this subsidiary. At December 31, 1996, the Bank had an equity investment of $200,000 in SMS.

REGULATION

     GENERAL. Suburban Federal is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Chicago and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings bank holding company of Suburban Federal, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the SAIF, which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

     FEDERAL REGULATION OF SAVINGS ASSOCIATIONS. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of May 1, 1996 and October 31, 1991, respectively. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended December 31, 1996 was $88,000.

     The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

     In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws, and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. Suburban Federal is in compliance with the noted restrictions.

     The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1996, the Bank's lending limit under this restriction was $3.5 million. The Bank is in compliance with the loans-to-one-borrower limitation.

     The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

     INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC. The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to
 .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

     In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate has been established at .657% of deposits by the FDIC and the resulting assessment of $1.7 million was paid by the Bank in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Bank's results of operations for the year ended December 31, 1996. As a result of the special assessment, the Bank's deposit insurance premium was reduced to .0648% based upon its current risk classification and the new assessment schedule for SAIF insured institutions. This premium is subject to change in future periods.

     Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions is uncertain at this time, but are anticipated to be about a 6.5 basis points assessment on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

     REGULATORY CAPITAL REQUIREMENTS. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 1996, the Bank had $126,000 of intangible assets which resulted from deposit base purchases by the Bank.

     The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. As of December 31, 1996, the Bank had approximately $99,000 in investments in and advances to subsidiaries that were excluded from capital.

     At December 31, 1996, the Bank had tangible capital of $23.3 million, or 5.80% of adjusted total assets, which is approximately $17.3 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1996, the Bank had $47,000 of intangibles which were allowed to be added to tangible capital in computing core capital.

     At December 31, 1996, the Bank had core capital equal to $23.4 million, or 5.82% of adjusted total assets, which is approximately $11.3 million above the minimum leverage ratio requirement of 3% as in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1996, the Bank had no capital instruments that qualified as supplementary capital and $361,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Suburban Federal had no such exclusions from capital and assets at December 31, 1996.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

     OTS regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. The interest rate risk component is not expected to have a material effect on the Bank's future capital compliance.

     On December 31, 1996, Suburban Federal had total capital of $23.7 million (including $23.4 million in core capital and $361,000 in qualifying supplementary capital) and risk-weighted assets of $193.2 million; or total capital of 12.28% of risk-weighted assets. This amount was approximately $8.3 million above the 8% requirement in effect on that date.

     The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions, that are applicable to significantly undercapitalized associations.

     As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

     Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

     Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver. The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Bank's operations and profitability. Company shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

     LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. OTS regulations impose various restrictions on associations with respect to their ability to pay make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

     Generally, savings associations, such as the Bank, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of their net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority.

     Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns. See "-- Regulatory Capital Requirements."

     The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

     LIQUIDITY. All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

     In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1996, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 5.3% and a short-term liquid assets ratio of 2.4%.

     ACCOUNTING. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these amended rules.

     OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

     QUALIFIED THRIFT LENDER TEST. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1996, the Bank met the test and has always met the test since its effectiveness.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "-- Company Regulation."

     COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

     The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in 1994 and received a rating of outstanding.

TRANSACTIONS WITH AFFILIATES. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiaries are not deemed affiliates; however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

     HOLDING COMPANY REGULATION. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

     As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

     If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "-- Qualified Thrift Lender Test."

     The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

     FEDERAL SECURITIES LAW. The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

     Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1995, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-- Liquidity."

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Chicago, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 1996, the Bank had $3.3 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 6.14% and were 6.76% for calendar year 1996.

     Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

     For the year ended December 31, 1996, dividends paid by the FHLB of Chicago to the Bank totaled $170,000, which constitute a $39,000 increase over the amount of dividends received in calendar year 1995. The $55,000 dividend received for the quarter ended December 31, 1996, reflects an annualized rate of 7.00%, or 0.24% above the average rate for calendar 1996.

FEDERAL AND STATE TAXATION. Prior to 1996, savings associations such as the Bank that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) was computed under either the experience method or the percentage of taxable income method (based on an annual election).

     Under the experience method, the bad debt reserve deduction was an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

     The percentage of specially computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8%. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permitted qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

     If an association's specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constituted less than 60% of its total assets, the association was not allowed to deduct any addition to a bad debt reserve and generally had to include existing reserves in income over a four year period.

     Under the percentage of taxable income method, the percentage bad debt deduction could not exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equalled the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. At December 31, 1995, the 6% and 12% limitations did not restrict the percentage bad debt deduction available to the Bank. It is not expected that these limitations would be a limiting factor in the foreseeable future.

     In August 1996, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Bank, to calculate their bad debt reserve for federal income tax purposes. As a result, large thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Company or the Bank.

     In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, were also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

     To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1996, the Bank's Excess for tax purposes totaled approximately $5.3 million.

     The Bank and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. The Company intends to file consolidated federal income tax returns with the Bank and its subsidiaries. Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

     The Bank and its consolidated subsidiaries have not been audited by the IRS with respect to consolidated federal income tax returns for the last five years. With respect to years examined by the IRS, either deficiencies have been satisfied or sufficient reserves have been established to satisfy the asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank and its consolidated subsidiaries.

     ILLINOIS TAXATION. The Company files a combined Illinois income tax return with the Bank and its subsidiaries. For Illinois income tax purposes, the Company and its subsidiaries will be taxed at an effective rate equal to 7.18% of Illinois taxable income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury obligations has the effect of reducing the Illinois taxable income of the Bank.

     DELAWARE TAXATION. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

COMPETITION

     Suburban Federal faces strong competition both in originating real estate loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks and mortgage bankers who also make loans secured by real estate located in the Bank's primary market area. The Bank competes for real estate loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

     The Bank faces substantial competition in attracting deposits from other savings institutions, commercial banks, securities firms, money market and mutual funds, credit unions and other investment vehicles. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff.

     The Bank's deposit market area encompasses the south and southwest Chicago metropolitan areas and northwest Indiana. The Banks' lending area includes its deposit market area as well as the balance of the greater Chicago metropolitan area. The Bank estimates its market share of savings deposits and mortgage loans in this area to be less than 1%.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to each executive officer of the Bank and the Company.

             NAME                                   POSITION WITH COMPANY
             ----                                   ---------------------
Daniel P. Ryan.................  President, Chief Executive Officer and Managing Officer
Byron G. Thoren................  Executive Vice President and Chief Operating Officer
Steven E. Stock................  Senior Vice President, Chief Financial Officer and Treasurer
Peter A. Ruhl..................  Senior Vice President -- Lending and Savings
Lester J. Wolf.................  Senior Vice President -- Human Resources and Marketing

     DANIEL P. RYAN. Mr. Ryan, age 56, is the President, Chief Executive Officer and Managing Officer of the Company and the Bank and has held such positions with the Company since its inception in 1991 and with the Bank since 1986. Mr. Ryan joined the Bank in 1973. Mr. Ryan was elected Vice Chairman of the Board of Directors of the Company and the Bank in 1992.

     BYRON G. THOREN. Mr. Thoren, age 49, is Executive Vice President and Chief Operating Officer of the Company, the Bank, SSSC and SIRA, and Vice President and Director of SMS. He has held such positions since 1988, except for the Company which was formed in 1991. Mr. Thoren is responsible for the operations and security of the Bank and SIRA. He joined the Bank in 1978.

     STEVEN E. STOCK. Mr. Stock, age 47, is Senior Vice President, Chief Financial Officer and Treasurer of the Company and the Bank. He is responsible for the accounting and investment functions of the Company and the Bank. Mr. Stock joined the Bank in 1991. Prior to joining the Bank, Mr. Stock was Senior Vice President and Chief Financial Officer of Home Federal Bank for Savings, Waukegan, Illinois for three years, Senior Vice President and Chief Financial Officer of Uptown Federal Savings, Niles, Illinois and Vice President/Treasurer of Ben Franklin/Palatine Savings prior to its merger with Uptown Savings.

     PETER A. RUHL. Mr. Ruhl, age 51, is Senior Vice President of the Company, the Bank, SSSC and SIRA, and is a Director of SMS. He has held such positions since 1987, except for the Company which was formed in 1991. Mr. Ruhl is responsible for the savings and lending functions of the Bank. Mr. Ruhl joined the Bank in 1977.

     LESTER J. WOLF. Mr. Wolf, age 61, is Senior Vice President -- Human Resource and Marketing of the Company, the Bank, SSSC and SIRA, positions he has held since 1987, except for the Company which was formed in 1991. Mr. Wolf joined the Bank in 1977.

EMPLOYEES

     At December 31, 1996, the Bank and its subsidiaries had a total of 125 full-time and 53 part-time employees. None of the Bank's employees are represented by any collective bargaining group. Management considers its employee relations to be good.

ITEM 2.  PROPERTIES

     The following table sets forth information relating to each of the Bank's properties. The total net book value of the Bank's premises and equipment at December 31, 1996 was $4.7 million.

                                                                                     NET BOOK VALUE
                                                                       DATE                AT
                LOCATION                     OWNED OR LEASED      ACQUIRED/LEASED   DECEMBER 31, 1996
                --------                  ---------------------   ---------------   -----------------
Home Office:
  3301 West Vollmer Road                      Leased -- expires
  Flossmoor, Illinois...................                   1998           1984          $ 25,000

Branch Offices:
  154th at Broadway(1)
  Harvey, Illinois......................                  Owned           1965           884,000
  13323 S. Baltimore Avenue
  Chicago, Illinois.....................                  Owned           1973           279,000
  162nd & School Streets
  South Holland, Illinois...............                  Owned           1977           256,000
  7101 W. 127th Street
  Palos Heights, Illinois...............                  Owned           1977           319,000
  170th at South Park Avenue
  South Holland, Illinois...............                  Owned           1987           397,000
  16145 S. State Street                       Leased -- expires
  South Holland, Illinois...............                   1997           1991(2)        101,000
  16039 S. Harlem                             Leased -- expires
  Tinley Park, Illinois.................                   1997           1991(2)         94,000
  2345 W. 183rd Street                        Leased -- expires
  Homewood, Illinois....................                   1997           1991(2)         98,000
  1111 E. Exchange Road                       Leased -- expires
  Crete, Illinois.......................                   1997           1991(2)         91,000
  1218 Sheffield Avenue                       Leased -- expires
  Dyer, Indiana.........................                   1997           1993(2)        155,000
  10S660 State Route 83
  Hinsdale, Illinois....................                  Owned           1995           897,000

Other Property:
  197th and Governor's Highway
  Flossmoor, Illinois...................                  Owned      1974-1977           409,000

---------------

(1) Also the Bank's administrative office.

(2) Full service branch facilities located in a local grocery store chain.

     The Bank's accounting and record keeping activities are maintained on an on-line basis with an independent service bureau. The net book value of the data processing and computer equipment utilized by the Bank at December 31, 1996 was approximately $395,000.

ITEM 3.  LEGAL PROCEEDINGS

     The Bank is, from time to time, a party to certain lawsuits arising in the ordinary course of its business. The Bank believes that none of these other lawsuits would, if adversely determined, have a material adverse effect on its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Page 42 of the attached 1996 Annual Report to Stockholders is herein incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     Pages 6 through 8 of the attached 1996 Annual Report to Stockholders is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Pages 10 through 18 of the attached 1996 Annual Report to Stockholders is herein incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pages 19 through 40 of the attached 1996 Annual Report to Stockholders are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1996, except for the information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year. Information concerning executive officers of the Registrant who are not directors is incorporated by reference from Part I of this Form 10-KSB under the caption "Executive Officers of the Registrant Who Are Not Directors."

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1996, except for the information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1996, except for the information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1996, except for the information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)(1) FINANCIAL STATEMENTS:

     The following information appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1996, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

                                                                PAGES IN
                   ANNUAL REPORT SECTION                      ANNUAL REPORT
                   ---------------------                      -------------
Independent Auditors' Report................................  19
Consolidated Statements of Financial Condition
  at December 31, 1996 and 1995.............................  20
Consolidated Statements of Earnings for the Years Ended
  December 31, 1996, 1995 and 1994..........................  21
Consolidated Statement of Changes in Stockholders' Equity
  for the Years Ended December 31, 1996, 1995 and 1994......  22
Consolidated Statements of Cash Flows for Years Ended
  December 31, 1996, 1995 and 1994..........................  23
Notes to Consolidated Financial Statements..................  24-40

     (A)(2) FINANCIAL STATEMENT SCHEDULES:

     All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

     (a)(3)  Exhibits

                                                                                REFERENCE TO PRIOR
    REGULATION                                                                  FILING OR EXHIBIT
    S-K EXHIBIT                                                                       NUMBER
      NUMBER                                DOCUMENT                             ATTACHED HERETO
    -----------                             --------                            ------------------
        2         Plan of acquisition, reorganization, arrangement,                    None
                  liquidation or succession...................................
        3(a)      Articles of Incorporation...................................            *
        3(b)      By-Laws.....................................................            *
        4         Instruments defining the rights of security holders,                    *
                  including debentures........................................
        9         Voting Trust Agreement......................................         None
       10         Material contracts
                  1995 Stock Option and Incentive Plan........................        *****
                  1993 Officers' Incentive Plan...............................          ***
                  1992 Officers' Incentive Plan...............................          ***
                  Employment Agreements and Change in Control Agreements......         ****
                  1991 Stock Option and Incentive Plan........................            *
                  Bank Incentive Plan and Trusts..............................            *
       11         Statement regarding computation of per share earnings.......         None
       12         Statements regarding computation of ratios..................         None
       13         Annual Report to Security Holders...........................           13
       16         Letter regarding change in certifying accountants...........         None
       18         Letter regarding change in accounting principles............         None
       21         Subsidiaries of Registrant..................................          ***
       22         Published report regarding matters submitted to vote of              None
                  security holders............................................
       23         Consents of Experts and Counsel.............................           23
       24         Power of Attorney...........................................         None
       27         Financial Data Schedule.....................................           27
       99         Additional Exhibits.........................................         None

------------------

* Filed as exhibits to the Company's Form S-1 registration statement filed on November 21, 1991 (File No. 33-44094) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

**     Filed as an exhibit to the Company's Annual Report for the fiscal year ended December 31, 1992 on Form 10-K. All of such previously filed documents are hereby incorporated herein by reference in accordance with
      Item 601 of Regulation S-K.

*** Filed as an exhibit to the Company's Annual Report for the fiscal year ended December 31, 1993 on Form 10-KSB. All of such previously filed documents are hereby incorporated herein by reference in accordance with
      Item 601 of Regulation S-K.

**** Filed as an exhibit to the Company's Annual Report for the fiscal year ended December 31, 1994 on Form 10-KSB. All of such previously filed documents are hereby incorporated herein by reference in accordance with
      Item 601 of Regulation S-K.

***** Filed as an exhibit to the Company's Form S-8 registration statement filed on June 27, 1995 (File No. 33-93980) pursuant to Section 5 of the Securities Act of 1933. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

     (B)  REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the three month period ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SUBURBFED FINANCIAL CORP.
                                                /S/ DANIEL P. RYAN
                                            By:

                                                Daniel P. Ryan, President
                                                Chief Executive Officer and
                                            Director
                                                (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

    /S/ DANIEL P. RYAN                             /S/ STEVEN E. STOCK
By:                                                By:
    Daniel P. Ryan, President                      Steven E. Stock, Senior Vice President
    Chief Executive Officer and Director           and Chief Financial Officer
    (Principal Executive Officer)                  (Principal Financial and Accounting Officer)
Date: March 31, 1997                               Date: March 31, 1997

    /S/ VERNON P. VOLLBRECHT                       /S/ DOUGLAS L. DANCE
By:                                                By:
    Vernon P. Vollbrecht, Chairman of the          Douglas L. Dance, Director
Board
Date: March 31, 1997                               Date: March 31, 1997

    /S/ ROBERT J. GENETSKI                         /S/ ROBERT L. HARRIS
By:                                                By:
    Robert J. Genetski, Director                   Robert L. Harris, Director
Date: March 31, 1997                               Date: March 31, 1997

    /S/ BRUCE E. HUEY                              /S/ RAYMOND J. KALINSKY
By:                                                By:
    Bruce E. Huey, Director                        Raymond J. Kalinsky, Director
Date: March 31, 1997                               Date: March 31, 1997

    /S/ MICHAEL L. LOWENTHAL                       /S/ WILLIAM E. RICKETTS
By:                                                By:
    Michael L. Lowenthal, Director                 William E. Ricketts, M.D. Director
Date: March 31, 1997                               Date: March 31, 1997

    /S/ ALAN L. WISCHHOVER                         /S/ PAULA WOLFF
By:                                                By:
    Alan L. Wischhover, Director                   Paula Wolff, Director
Date: March 31, 1997                               Date: March 31, 1997