Form 10-Q
period 1997-03-31
SUBURBFED FINANCIAL CORP
filed 1997-05-12
CIK 881397

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ___________________________


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997


                                       OR


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

      For the transition period from ___________ to ____________

                         Commission File Number 0-19783



                          SUBURBFED FINANCIAL CORP.
                          -------------------------
           (Exact name of registrant as specified in its charter)



          Delaware                                    36-3796361
          --------                                    ----------
  (State or other jurisdiction                      I.R.S. Employer
       of incorporation or                         Identification or
            organization)                                 Number



  3301 W. Vollmer Road, Flossmoor, Illinois               60422
  -----------------------------------------               -----
  (Address of Principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (708) 333-2200
                                                    --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]     No [  ]

     As of May 8, 1997, the Registrant had 1,261,256 shares of common stock issued and outstanding.

                           SUBURBFED FINANCIAL CORP.
                                    Contents



  PART I   FINANCIAL INFORMATION                                     Page
                                                                     ----

  Item 1  Financial Statements

         Consolidated Statements of Financial Condition,
          March 31, 1997 (Unaudited) and
          December 31, 1996                                            1
         Consolidated Statements of Income, Three Months
          Ended March 31, 1997 and 1996 (Unaudited)                    2
         Consolidated Statements of Cash Flows, Three
          Months Ended March 31, 1997 and 1996
          (Unaudited)                                                  3
         Notes to Consolidated Financial Statements                  4-6

  Item 2  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              7-12

PART II  OTHER INFORMATION                                         13-14

     SUBURBFED FINANCIAL CORP.
     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   MARCH 31       DECEMBER 31
                                                                    1997              1996
                                                                  (Unaudited)

ASSETS
Cash and amounts due from depository institutions                 $2,677,449       $3,545,166
Interest-bearing deposits                                          5,549,273        5,307,070
                                                                 ----------------------------
Total cash and cash equivalents                                    8,226,722        8,852,236
                                                                 ----------------------------
Investment securities held to maturity                             4,963,386        3,974,167
     (Fair value: 1997 - $4,936,719;1996 - $3,918,125)
Investment securities available for sale, at fair value            3,482,508        3,430,277
Investment securities held for trade                               1,315,774        1,361,638
Mortgage-backed securities held to maturity                       90,510,142       93,562,881
     (Fair value: 1997 - $89,846,124;1996 - $93,408,866)
Mortgage-backed securities available for sale, at market          38,360,660       39,923,032
Loans receivable                                                 249,772,510      241,815,183
Real estate owned                                                          0           14,076
Stock in Federal Home Loan Bank of Chicago                         3,300,000        3,300,000
Office properties and equipment                                    4,634,985        4,699,195
Accrued interest receivable                                        2,448,345        2,319,523
Prepaid expenses and other assets                                    669,415          713,523
Deposit base intangible                                              115,647          126,263
                                                                 ----------------------------
     Total assets                                                407,800,094      404,091,994
                                                                =============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                         325,973,731      309,581,005
Federal Home Loan Bank advances                                   45,500,000       55,500,000
Other borrowed money                                               4,211,000        7,438,000
Advance payments by borrowers for taxes
     and insurance                                                 2,675,241        2,799,782
Other liabilities                                                  2,671,612        2,519,525
                                                                -----------------------------
     Total liabilities                                           381,031,584      377,838,312
                                                                -----------------------------
Stockholders' Equity:

Common stock                                                          13,686           13,653
Additional paid-in capital                                         8,468,443        8,420,472
Treasury stock                                                    -1,625,111       -1,681,562
Retained earnings, substantially restricted                       20,568,372       20,021,403
Unrealized gain (loss) on securities available for sale             -508,631         -340,285
Common stock acquired by ESOP                                       -148,249         -170,530
Common stock acquired by Bank Incentive Plan                               0           -9,469
                                                                -----------------------------
     Total stockholders' equity                                   26,768,510       26,253,682
                                                                -----------------------------
     Total liabilities and stockholders'
     equity                                                     $407,800,094     $404,091,994
                                                                =============================

See notes to consolidated financial statements

                           SUBURBFED FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                        THREE MONTHS
                                                       ENDED MARCH 31,
                                                       1997         1996
Interest income:
Interest on loans                                    $4,748,011   $3,028,141
Interest on mortgage-backed securities                2,238,191    2,981,802
Interest on investment securities                       126,994      128,469
Interest on other financial assets                       32,903       46,158
Dividends on FHLB stock                                  54,925       37,627
                                                  --------------------------
     Total interest income                            7,201,024    6,222,197
                                                  --------------------------
Interest expense:
Interest on deposits                                  3,608,399    3,257,143
Interest on borrowed money                              775,734      511,329
                                                  --------------------------
     Total interest expense                           4,384,133    3,768,472
                                                  --------------------------
     Net interest income before
     provision for loan losses                        2,816,891    2,453,725
Provision for loan losses                                45,000       45,680
                                                  --------------------------
     Net interest income after
     provision for loan losses                        2,771,891    2,408,045
                                                  --------------------------
Non-interest income:
Loan fees and service charges                           155,338      183,461
Commission income                                       130,144      124,587
Gain on sale of loans and securities - net               82,257       90,749
Unrealized gain (loss) on securities held
     for trade - net                                     24,448         -138
Loss on sale of real estate owned                        -6,282            0
Deposit-related fees and other income                   375,009      372,771
                                                  --------------------------
     Total non-interest income                          760,914      771,430
                                                  --------------------------
Non-interest expense:
General and administrative:
Staffing costs                                        1,459,089    1,334,019
Advertising                                              48,410       57,931
Occupancy and equipment expenses                        477,678      471,437
Data processing                                          79,902       73,703
Federal deposit insurance premiums                       48,045      160,782
Other                                                   405,522      408,594
     Total general and administrative             --------------------------
     expenses                                         2,518,646    2,506,466
Amortization of deposit base intangible                  10,615       12,895
                                                  --------------------------
     Total non-interest expense                       2,529,261    2,519,361
                                                  --------------------------
Income before income taxes                            1,003,544      660,114
Provision for income taxes                              355,700      242,500
                                                  --------------------------
     Net income                                        $647,844     $417,614
                                                  ==========================
Earnings per share - primary                               $.49         $.32
                   - fully diluted                         $.49         $.32
Dividends declared per common share                        $.08         $.08


See notes to consolidated financial statements

     SUBURBFED FINANCIAL CORP. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (UNAUDITED)                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             1997         1996

Cash flows from operating activities:
   Net income                                               $647,844    $417,614
   Adjustments to reconcile net income
    to net cash from operating activities:
    Depreciation                                            164,200      166,400
    Amortization of intangible                               10,616       12,895
    Amortization of cost of stock benefit plans              31,750       36,486
    Amortization of discount on investment securities        -5,000       -5,000
    Provision for loan losses                                45,000       45,680
    Net gain on sale of loans and securities                -82,257      -90,749
    Net (gain) loss on sale of real estate owned              6,282      -13,106
    Unrealized (gain) loss on investment securities         -24,448          138
    Proceeds from sales of trading account securities       395,240            0
    Purchase of trading account securities                 -159,225      -29,625
    Net change in:
        Accrued interest receivable                        -128,822      -33,278
        Accrued interest payable                              8,668      -70,421
        Deferred income                                     -10,862      -15,341
        Deferred and accrued income taxes                  -723,810      241,296
        Other liabilities                                   986,695      253,375
        Prepaid expenses and other assets                    54,334     -498,301
                                                        -----------   ----------
Net cash flows provided by operating activities           1,216,205      418,063
                                                        -----------   ----------

Investing activities:
   Proceeds from sale of investment securities               25,755            0
   Purchases of investment securities                    -1,075,000     -779,625
   Proceeds from sale of mortgage-backed securities               0   21,401,973
   Proceeds from repayments of mortgage-backed securities 4,259,255    5,697,034
   Purchases of mortgage-backed securities                        0  -13,890,580
   Purchase of Federal Home Loan Bank stock                       0     -245,000
   Proceeds from sale of loans                            1,703,016    2,627,516
   Disbursements for loans                              -22,178,408  -31,586,055
   Loan repayments                                       12,482,381   16,536,256
   Proceeds from sale of real estate owned                   12,794       26,703
   Property and equipment expenditures                      -99,990      -44,038
                                                        -----------   ----------
Net cash flows used in investing activities              -4,870,197     -255,816
                                                        -----------   ----------
Financing activities:
   Proceeds from sale of investment securities               31,717            0
   Dividends paid on common stock                          -100,875     -100,862
   Proceeds from sale (purchase) of treasury stock           56,451     -326,625
   Deposit receipts                                     236,235,303  230,965,229
   Deposit withdrawals                                 -223,051,496 -224,555,280
   Interest credited to deposit accounts                  3,208,919    2,878,032
   Proceeds from borrowed money                          35,402,000   37,352,000
   Repayment of borrowed money                          -48,629,000  -47,141,000
   Net decrease in advance payments
     by borrowers for taxes and insurance                  -124,541     -255,995
                                                        -----------   ----------
Net cash flows provided by financing activities           3,028,478   -1,184,501
                                                        -----------   ----------
Increase (Decrease) in Cash and Cash Equivalents           -625,514   -1,022,254
Cash and Cash Equivalents at beginning of period          8,852,236   10,519,464
                                                        -----------   ----------
Cash and Cash Equivalents at end of period               $8,226,722   $9,497,210
                                                        ===========   ==========

Cash paid during the period for:
     Interest                                            $3,600,173   $3,838,893
     Income taxes                                                 0        1,204
Non cash investing activities:
     Loans securitized into mortgage-backed securities           $0           $0
                                                        ===========   ==========


See notes to consolidated financial statements.

                   SUBURBFED FINANCIAL CORP. AND SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Statement of Information Furnished

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of SuburbFed Financial Corp. (the "Company") and its consolidated subsidiaries Suburban Federal Savings, a Federal Savings Bank (the "Bank"); the Bank's wholly owned subsidiaries, Suburban Mortgage Services, Inc. and South Suburban Securities Corporation; and the wholly owned subsidiary of South Suburban Securities Corporation, Suburban Insurance Resources Agency, Inc. The results of operations for the three month period ended March 31, 1997 is not necessarily indicative of the results to be expected for the full year.

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

Note C - Earnings Per Share

     Earnings per share of common stock for the three month periods ended March 31, 1997 and 1996 have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are regarded as common stock equivalents and are therefore considered in both the primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

Note D - Dividend Declaration

     The Company declared a dividend of $.08 per share, representing its twentieth consecutive quarterly dividend payable April 15, 1997 to shareholders of record April 1, 1997. The dividend, totaling $100,875, has been recorded as of March 31, 1997 as a reduction of retained earnings in the accompanying consolidated statements of financial condition.

                           SUBURBFED FINANCIAL CORP.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


      FINANCIAL CONDITION

      During the three month period ended March 31, 1997, total assets of the Company increased by $3.7 million. This increase in assets was primarily funded by $16.4 million of deposit growth offset by $13.2 million of repayment of borrowed money. Mortgage-backed securities declined by $4.6 million while loans receivable grew $8.0 million. The strategy of increasing loan originations, which began in 1995, continued during the first quarter of 1997 and will be pursued for the remainder of the year.

      The 1997 increase in loans receivable was the result of loan disbursements of $22.2 million offset by repayments of $12.5 million and the sale of $1.7 million of one to four family, fixed rate loans to the Federal National Mortgage Association. Comparable origination and repayment data for the three month period ended March 31,1996 shows disbursements of $31.6 million and repayments of $16.1 million.

      Mortgage-backed securities ("MBS") held to maturity decreased $3.0 million during the most recent three month period due to
      repayments.   Pursuant to the Company's asset/liability management
      strategy, the Company's portfolio contains MBS with adjustable interest rates or short effective terms (2 to 5 year average lives).

      Mortgage-backed securities available for sale decreased $1.6 million during the most recent quarter due to repayments of $1.2 million and a market value adjustment of $356,000.

      The level of savings deposits is affected primarily by interest rates, the total amount of funds consumers elect to save, and competition for savings from alternative investments in the marketplace. Total savings deposit accounts increased $16.4 million from $309.6 million on December 31, 1996 to $326.0 million on March 31, 1997. The Company experienced a net deposit inflow of $13.2 million for the three month period ended March 31, 1997 (before interest credited), primarily in certificates of deposit due to a promotion. The comparable data for the three month period ended March 31,1996 was an inflow of $6.4 million (before interest credited). Interest credited was $3.2 million and $2.9 million for the three months ended March 31, 1997 and 1996, respectively.
                                       6

      During 1997, the Company decreased Federal Home Loan Bank advances by $10.0 million and other borrowed money by $3.2 million as funding needs were met with deposit growth.

      Stockholders' equity increased $515,000 during the three month period ended March 31, 1997 due in part to earnings of $648,000 and $56,000 of proceeds from the sale of treasury stock to fund shares purchased by employees under the Company's 401(K) retirement plan offset by the increase in unrealized losses on securities available for sale of $168,000 and dividends paid of $101,000.

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

      Current Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. The Bank's average daily liquidity ratio for the three monthly periods ending March 31, 1997 ranged from 5.2% to 5.6%, and it was 5.9% at March 31, 1997. The Bank's daily liquidity ratio at December 31, 1996 was 5.7%. Liquid assets have been maintained at a level above regulatory minimums.

      The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, maintain its liquidity and meet operating expenses. As of March 31, 1997, the Company had approximately $14.8 million in outstanding commitments to originate mortgage loans. The Company considers it liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

On December 7, 1989, new capital standards were imposed on the thrift industry as a result of the Financial Institutions Reform, Recovery and Enforcement Act ( "FIRREA"). Regulatory standards impose the following capital requirements:
a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of March 31, 1997, the Bank exceeded all regulatory capital standards.

At March 31, 1997, the Bank's tangible capital was $24.0 million or 5.9% of adjusted total assets, which is in excess of the current 1.5% requirement by $17.9 million. In addition, at March 31, 1997, the Bank had core capital of $24.0 million or 5.9% of adjusted total assets, which exceeds the current 3.0% requirement by $11.9 million. The Bank had risk-based capital of $24.7 million at March 31, 1997, or 14.0% of risk-adjusted assets which exceeds the 8.0% risk-based capital requirement by $10.6 million.

ANALYSIS OF OPERATIONS

Net income for the three month periods ended March 31, 1997 and 1996 were $648,000 and $418,000, respectively, representing a $230,000 increase between the periods. This increase is primarily attributable to an increase in net interest income of $363,000, or 14.8%, resulting from an increase of $44.4 million in average earning assets and an increase of .06% in net interest margin. Net interest margin increased from 2.79% for the three months ended March 31, 1996 to 2.85% for the three months ended March 31, 1997.

Interest income on loans and mortgage-backed securities for the three month
period ended March 31, 1997 increased $979,000   from the same period in 1996.
This increase resulted primarily from the effect of the increase of $42.7 million in average loans and mortgage-backed securities.

Interest expense on deposits increased by $351,000 for the three month period ended March 31, 1997 from the prior year level. The additional expense resulted from the increase in the average cost of deposits from 4.43% for the three month period ended March 31, 1996 to 4.51% for the 1996 period plus the increased cost incurred from the increase in average deposit account balances of $26.1 million for the three month period ended March 31, 1997 from the prior year level.

Interest expense on borrowed money increased $264,000 for the quarter ended March 31, 1997 from the same period in 1996.

This increase is primarily attributable to an increase of $17.5 million in the average outstanding balance of borrowed money for the three month period ended March 31, 1997 as compared to the same period in 1996.

Management establishes specific reserves for estimated losses on loans when it determines that losses are anticipated on these loans. The Company calculates any allowance for possible loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans. These factors include but are not limited to current and anticipated economic conditions, historical loan loss experience, a detailed analysis of individual loans for which full collectability may not be assured, a determination of the existence and realizable value of the underlying collateral, the ability of the borrower to repay and the guarantees securing such loans. Management, as a result of this review process, recorded provisions for loan losses in the amount of $45,000 for the three month period ended March 31, 1997 as compared to $46,000 for the three month period ended March 31, 1996. During the quarter ended March 31,1997, the Company received a final settlement from the bankruptcy trustee for a development loan that had a balance of $498,000. Settlement of this loan has resulted in a $182,000 charge-off which the Company had previously considered in determining the level of loan loss allowance. Recoveries of $145,000 from the settlement of other related lawsuits in connection with this loan have been recorded in prior periods as increases to the loan loss allowance. The Company's remaining nonaccrual loans are mortgages secured by 1 to 4 family properties or consumer loans.

The Company's general loan loss reserve balance as of March 31, 1997 was $816,000. The December 31, 1996 general loan loss reserve balance was $967,000. Including the charge-off mentioned above, net charge-offs for the 1997 period were $196,000 as compared to $3,000 in 1996. Total nonperforming assets as of March 31, 1997 were $1,004,000 or 0.25% of total assets.

Loan fees and service charges decreased $28,000 due to a decrease in loan disbursements of $9.4 million during the three month period ended March 31, 1997, as compared to the same period in 1996. Deposit-related fees and other income for the three month period ended March 31, 1997 increased $2,000 from the 1996 period primarily as a result of the periodic review and adjustment of deposit fees. Commission income for the three months ended March 31, 1997 from the sale of insurance products and mutual funds increased $6,000, from the comparable 1996 period, as sales volumes increased. Gains on sale of loans and securities were $107,000 for the three month period ended March 31, 1997 as compared to $91,000 for the comparable 1996 period.

Total general and administrative expense increased $12,000 during the three month period ended March 31, 1997, primarily as a result of increased staffing costs of $125,000
consisting primarily of additional employee incentive   compensation, offset by
a reduction of $113,000 in federal insurance premiums which was the result of legislation enacted in September 1996 to recapitalize the Savings Insurance Fund. The legislation allowed highly rated institutions, such as the Bank, to pay substantially reduced deposit premiums beginning January 1, 1997. The annual premium rate dropped from 23 cents to 6.4 cents per $100 of insured deposits.

The provision for income taxes for the three month period ended March 31,1997 increased from the comparable 1996 period due to increased earnings.

IMPACT OF THE NEW ACCOUNTING STANDARDS


ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. In June 1996, the FASB issued SFAS No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement, among other things, applies a "financial-components approach" that focuses on control, whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company has adopted SFAS 125 effective January 1, 1997, resulting in no material impact on its consolidated financial condition or results of operations.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127 ("SFAS 127"), "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". The statement delays for one year the implementation of SFAS 125, as it relates to (1) secured borrowings and collateral, and (2) for the transfers of financial assets that are part of repurchase agreement, dollar-roll, securities lending and similar transactions. The Company has adopted portions of SFAS 125 (those not deferred by SFAS 127) effective January 1, 1997. Adoption of these portions did not have a significant effect on the Company's financial condition or results of operations. Based on its review of SFAS 125, management does not believe that adoption of the portions of SFAS 125 which have been deferred by SFAS 127 will have a material effect on the Company.

ACCOUNTING FOR EARNINGS PER SHARE. In February 1997, the FASB issued SFAS No. 128 ("SFAS 128"), "Earnings Per Share". This statement is intended to simplify the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS does not include potential dilution and is computed by dividing income available to common stockholders by an average number of common shares outstanding.

Diluted EPS reflects the potential dilution of securities that could share in the earnings of a company, similar to the fully diluted EPS currently used. The statement requires dual presentation of basic and diluted EPS by companies with complex capital structures. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company does not anticipate that this statement will have an impact on its consolidated financial condition or results of operations.


The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.

Stock Repurchase Program

On October 24, 1995, the Company announced that its Board of Directors had authorized a second stock repurchase program which allows the Company to repurchase up to 4.9% (62,925 shares) of the common stock outstanding in open market transactions. As of May 8, 1997, the Company had purchased 43,907 shares.

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

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a)(1) Computation of Earnings Per Share (Exhibit 11 filed herewith.)

              (a)(2) Financial Data Schedule (Exhibit 27 filed herewith.)

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


                                        SUBURBFED FINANCIAL CORP
                                        ------------------------
                                              Registrant


DATE:           May 8, 1997   BY: (s)______________________________
                                     Daniel P. Ryan
                                     President and
                                     Chief Executive Officer



DATE:           May 8, 1997   BY: (s)______________________________
                                     Steven E. Stock
                                     Senior Vice President
                                     Chief Financial and
                                     Accounting Officer