Form 10QSB
period 1997-06-30
SUBURBFED FINANCIAL CORP
filed 1997-08-12
CIK 881397

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------


                                  FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        -----------    ------------

                         Commission File Number 0-19783



                            SUBURBFED FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     36-3796361
            --------                                     -----------
  (State or other jurisdiction                        I.R.S. Employer
   of incorporation or organization)                  Identification or Number

 3301 W. Vollmer Road, Flossmoor, Illinois                   60422
------------------------------------------                  -------
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

     As of August 8, 1997, the Registrant had 1,262,195 shares of common stock issued and outstanding.

                           SUBURBFED FINANCIAL CORP.
                                    Contents


PART I   FINANCIAL INFORMATION                               Page
                                                             ----
Item 1  Financial Statements

        Consolidated Statements of Financial Condition,
          June 30, 1997 (Unaudited) and
          December 31, 1996                                     1
        Consolidated Statements of Income, Three Months
          and Six Months Ended June 30, 1997 and 1996
          (Unaudited)                                           2
        Consolidated Statements of Cash Flows,  Six
          Months Ended June 30, 1997 and 1996
          (Unaudited)                                           3
        Notes to Consolidated Financial Statements            4-5

Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations        6-12


PART II  OTHER INFORMATION                                  13-15


                   SUBURBFED FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                  JUNE 30      DECEMBER 31
                                                                   1997           1996
                                                                (Unaudited)
ASSETS

Cash and amounts due from depository institutions                 $3,792,273   $3,545,166
Interest-bearing deposits                                          3,083,869    5,307,070
                                                               --------------------------
Total cash and cash equivalents                                    6,876,142    8,852,236
                                                               --------------------------
Investment securities held to maturity                             5,949,355    3,974,167
  (Fair value: 1997 - $5,971,719;1996 - $3,918,125)
Investment securities available for sale, at fair value            3,462,203    3,430,277
Investment securities held for trade                               1,485,362    1,361,638
Mortgage-backed securities held to maturity                       87,664,037   93,562,881
  (Fair value: 1997 - $87,527,836;1996 - $93,408,866)
Mortgage-backed securities available for sale, at fair value      39,413,741   39,923,032
Loans receivable                                                 270,345,277  241,815,183
Real estate owned                                                          0       14,076
Stock in Federal Home Loan Bank of Chicago                         3,300,000    3,300,000
Office properties and equipment                                    4,738,357    4,699,195
Accrued interest receivable                                        2,484,501    2,319,523
Prepaid expenses and other assets                                    881,094      713,523
Deposit base intangible                                              105,032      126,263
                                                               --------------------------
          Total assets                                           426,705,101  404,091,994
                                                               ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                         317,958,799  309,581,005
Federal Home Loan Bank advances                                   62,600,000   55,500,000
Other borrowed money                                              12,012,000    7,438,000
Advance payments by borrowers for taxes
  and insurance                                                    3,317,189    2,799,782
Other liabilities                                                  3,155,523    2,519,525
                                                               --------------------------
          Total liabilities                                      399,043,511  377,838,312
                                                               --------------------------
Stockholders' Equity:

Common stock                                                          13,686       13,653
Additional paid-in capital                                         8,468,443    8,420,472
Treasury stock                                                    -1,605,915   -1,681,562
Retained earnings, substantially restricted                       21,167,633   20,021,403
Unrealized loss on securities available for sale                    -256,289     -340,285
Common stock acquired by ESOP                                       -125,968     -170,530
Common stock acquired by Bank Incentive Plan                               0       -9,469
                                                               --------------------------
          Total stockholders' equity                              27,661,590   26,253,682
                                                               --------------------------
          Total liabilities and stockholders'
            equity                                              $426,705,101 $404,091,994
                                                               ==========================

See notes to consolidated financial statements

                   SUBURBFED FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                     QUARTER ENDED JUNE 30, SIX MONTHS ENDED JUNE 30,
                                                       1997         1996         1997         1996
Interest income:
Interest on loans                                    $4,978,296   $3,372,961   $9,726,307  $6,401,102
Interest on mortgage-backed securities                2,212,417    2,855,112    4,450,608   5,836,914
Interest on investment securities                       154,208      101,194      281,202     229,663
Interest on other financial assets                       29,946       29,191       62,849      75,349
Dividends on FHLB stock                                  55,535       50,556      110,460      88,183
                                                  ---------------------------------------------------
          Total interest income                       7,430,402    6,409,014   14,631,426  12,631,211
                                                  ---------------------------------------------------
Interest expense:
Interest on deposits                                  3,532,301    3,348,510    7,140,700   6,605,653
Interest on borrowed money                              986,133      510,211    1,761,867   1,021,540
                                                  ---------------------------------------------------
          Total interest expense                      4,518,434    3,858,721    8,902,567   7,627,193
                                                  ---------------------------------------------------
          Net interest income before
          provision for loan losses                   2,911,968    2,550,293    5,728,859   5,004,018
Provision for loan losses                                45,000       39,000       90,000      84,680
                                                  ---------------------------------------------------
          Net interest income after
          provision for loan losses                   2,866,968    2,511,293    5,638,859   4,919,338
                                                  ---------------------------------------------------
Non-interest income:
Loan fees and service charges                           209,944      254,103      365,282     437,564
Commission income                                       134,176      102,739      264,320     227,326
Gain on sale of loans and securities - net               65,456        7,252      147,713      98,001
Unrealized gain on securities held
 for trade - net                                        122,139        4,486      146,587       4,348
Loss on sale of real estate owned                             0            0       -6,282           0
Deposit-related fees and other income                   365,069      369,479      740,078     742,250
                                                  ---------------------------------------------------
          Total non-interest income                     896,784      738,059    1,657,698   1,509,489
                                                  ---------------------------------------------------
Non-interest expense:
General and administrative:
Staffing costs                                        1,536,593    1,377,988    2,995,682   2,712,007
Advertising                                              63,403       76,144      111,813     134,075
Occupancy and equipment expenses                        506,088      476,174      983,766     947,611
Data processing                                          81,371       80,888      161,273     154,591
Federal deposit insurance premiums                       50,060      165,037       98,105     325,819
Other                                                   429,319      382,420      834,841     791,014
          Total general and administrative        ---------------------------------------------------
          expenses                                    2,666,834    2,558,651    5,185,480   5,065,117
Amortization of deposit base intangible                  10,616       12,895       21,231      25,790
                                                  ---------------------------------------------------
          Total non-interest expense                  2,677,450    2,571,546    5,206,711   5,090,907
                                                  ---------------------------------------------------
Income before income taxes                            1,086,302      677,806    2,089,846   1,337,920
Provision for income taxes                              386,100      247,400      741,800     489,900
                                                  ---------------------------------------------------
          Net income                                   $700,202     $430,406   $1,348,046    $848,020
                                                  ===================================================
Earnings per share - primary                               $.52         $.33        $1.01        $.65
                   - fully diluted                         $.52         $.33        $1.01        $.65
Dividends declared per common share                        $.08         $.08         $.16        $.16

See notes to consolidated financial statements

                   SUBURBFED FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                               1997         1996
Cash flows from operating activities:
          Net income                                                        $1,348,046      $848,020
          Adjustments to reconcile net income
            to net cash from operating activities:
                    Depreciation                                               336,771       334,396
                    Amortization of intangible                                  21,231        25,791
                    Amortization of cost of stock benefit plans                 54,031        72,971
                    Amortization of discount on investment securities           -8,125       -10,000
                    Provision for loan losses                                   90,000        84,680
                    Net gain on sale of loans and securities                  -147,713       -98,001
                    Net (gain) loss on sale of real estate owned                 6,282       -13,106
                    Unrealized gain  on investment securities                 -146,587        -4,348
                    Proceeds from sales of trading account securities          633,241       227,585
                    Purchase of trading account securities                    -379,975      -196,332
                    Net change in:
                              Accrued interest receivable                     -164,978       -90,059
                              Accrued interest payable                          36,539       -43,666
                              Deferred income                                 -191,436      -414,610
                              Deferred and accrued income taxes                466,741       324,696
                              Other liabilities                                 97,522      -144,730
                              Prepaid expenses and other assets               -153,794      -398,552
                                                                           -----------  ------------
Net cash flows provided by operating activities                              1,897,796       504,735
                                                                           -----------  ------------
Investing activities:
          Proceeds from sale of investment securities                          125,756     2,000,000
          Purchases of investment securities                                -2,125,000      -750,000
          Proceeds from sale of mortgage-backed securities                           0    23,427,754
          Proceeds from repayments of mortgage-backed securities             8,415,489    12,338,301
          Purchases of mortgage-backed securities                           -1,968,747   -13,894,597
          Purchase of Federal Home Loan Bank stock                                   0      -245,000
          Proceeds from sale of loans                                        2,466,472     6,186,803
          Disbursements for loans                                          -54,683,745   -81,382,654
          Loan repayments                                                   23,784,275    36,175,663
          Proceeds from sale of real estate owned                               12,794        26,703
          Property and equipment expenditures                                 -375,933      -135,591
                                                                           -----------  ------------
Net cash flows used in investing activities                                -24,348,639   -16,252,618
                                                                           -----------  ------------
Financing activities:
          Proceeds from exercise of stock options                               31,717        28,481
          Dividends paid on common stock                                      -201,816      -201,424
          Sale (purchase) of treasury stock                                     75,647      -449,437
          Deposit receipts                                                 463,222,062   466,887,567
          Deposit withdrawals                                             -461,199,297  -456,887,317
          Interest credited to deposit accounts                              6,355,029     5,842,919
          Proceeds from borrowed money                                     122,565,000    87,715,000
          Repayment of borrowed money                                     -110,891,000   -88,447,000
          Net increase in advance payments by
            borrowers for taxes and insurance                                  517,407       427,357
                                                                           -----------  ------------
Net cash flows provided by financing activities                             20,474,749    14,916,146
                                                                           -----------  ------------
Decrease in Cash and Cash Equivalents                                       -1,976,094      -831,737
Cash and Cash Equivalents at beginning of period                             8,852,236    10,519,464
                                                                           -----------  ------------
Cash and Cash Equivalents at end of period                                  $6,876,142    $9,687,727
                                                                           ===========  ============

Cash paid during the period for:
          Interest                                                          $8,892,451    $7,675,680
          Income taxes                                                         466,300       165,204
Non cash investing activities:
          Loans securitized into mortgage-backed securities                         $0    $1,596,500
                                                                           ===========  ============


See notes to consolidated financial statements.

                   SUBURBFED FINANCIAL CORP. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Statement of Information Furnished

  The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three and six month periods ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of SuburbFed Financial Corp. (the "Company") and its consolidated subsidiaries Suburban Federal Savings, a Federal Savings Bank (the "Bank"); the Bank's wholly owned subsidiaries, Suburban Mortgage Services, Inc. and South Suburban Securities Corporation; and the wholly owned subsidiary of South Suburban Securities Corporation, Suburban Insurance Resources Agency, Inc. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

Note C - Earnings Per Share

  Earnings per share of common stock for the three and six month periods ended June 30, 1997 and 1996 have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. (See Exhibit 11 attached) Stock options are regarded as common stock equivalents and are therefore considered in both the primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

Note D - Dividend Declaration

  The Company declared a dividend of $.08 per share, representing its twenty-first consecutive quarterly dividend payable July 15, 1997 to shareholders of record July 1, 1997. The dividend, totaling $100,941, has been recorded as of June 30, 1997 as a reduction of retained earnings in the accompanying consolidated statements of financial condition.

                           SUBURBFED FINANCIAL CORP.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

During the six month period ended June 30, 1997, total assets of the Company increased by $22.6 million. This increase in assets was primarily funded by $8.4 million of deposit growth plus $11.7 million of additional borrowed money. Mortgage-backed securities declined by $6.4 million while loans receivable grew $28.5 million. The strategy of increasing loan originations, which began in 1995, continued during the first half of 1997 and will be pursued for the remainder of the year.

The 1997 increase in loans receivable was the result of loan disbursements of $54.7 million offset by repayments of $23.8 million and sales of $2.5 million of one to four family, fixed rate loans, primarily to the Federal National Mortgage Association. Comparable origination and repayment data for the six month period ended June 30, 1996 shows disbursements of $81.4 million, repayments of $36.2 million and sales of $6.2 million.

Mortgage-backed securities ("MBS") held to maturity decreased $5.9 million
during the most recent six month period due to repayments.   Pursuant to the
Company's asset/liability management strategy, the Company's portfolio contains MBS with adjustable interest rates or short effective terms (2 to 5 year average lives).

Mortgage-backed securities available for sale remained constant during the six month period ended June 30, 1997 as purchases offset prepayments.

The level of savings deposits is affected primarily by interest rates, the total amount of funds consumers elect to save, and competition for savings from alternative investments in the marketplace. Total savings deposit accounts increased $8.4 million from $309.6 million on December 31, 1996 to $318.0 million on June 30, 1997. The Company experienced a net deposit inflow of $2.0 million for the six month period ended June 30, 1997 (before interest credited).

The comparable data for the six month period ended June 30,1996 was an inflow of $10.0 million (before interest credited). Interest credited was $6.4 million and $5.8 million for the six months ended June 30, 1997 and 1996, respectively.

During 1997, the Company increased Federal Home Loan Bank advances by $7.1 million and other borrowed money by $4.6 million to assist in funding loan disbursements.

Stockholders' equity increased $1.4 million during the six month period ended June 30, 1997 due in part to earnings of $1.3 million, $76,000 of proceeds from the sale of treasury stock to fund shares purchased by employees under the Company's 401(K) retirement plan and a decrease in unrealized losses on securities available for sale of $84,000 offset by dividends paid of $202,000.

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

Current Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. The Bank's average daily liquidity ratio for the six monthly periods ending June 30, 1997 ranged from 5.0% to 5.6%, and it was 5.4% at June 30, 1997. The Bank's daily liquidity ratio at December 31, 1996 was 5.7%. Liquid assets have been maintained at a level above regulatory minimums.

The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, maintain its liquidity and meet operating expenses. As of June 30, 1997, the Company had approximately $9.6 million in outstanding commitments to originate mortgage loans. The Company considers it liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs.

The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

On December 7, 1989, new capital standards were imposed on the thrift industry as a result of the Financial Institutions Reform, Recovery and Enforcement Act ( "FIRREA"). Regulatory standards impose the following capital requirements:
a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of June 30, 1997, the Bank exceeded all regulatory capital standards.

At June 30, 1997, the Bank's tangible capital was $24.7 million or 5.8% of adjusted total assets, which is in excess of the current 1.5% requirement by $18.3 million. At June 30, 1997, the Bank had core capital of $24.7 million or 5.8% of adjusted total assets, which exceeds the current 3.0% requirement by $12.0 million. The Bank had risk-based capital of $25.4 million at June 30, 1997, or 13.6% of risk-adjusted assets which exceeds the 8.0% risk-based capital requirement by $10.4 million.


ANALYSIS OF OPERATIONS

Net income for the three and six month periods ended June 30, 1997 was $700,000 and $1,348,000, respectively compared to $430,000 and $848,000 for the same periods of the prior year. These increases are primarily attributable to increases in net interest income of $362,000 and $725,000 resulting from increases in average earning assets.

Net interest margin increased from 2.85% for the three month period ended June 30, 1996 to 2.87% for the three months ended June 30, 1997. Net interest margin for the six month period ended June 30, 1997 was 2.85% as compared to 2.82% for the six months ended June 30, 1996.

Interest income on loans and mortgage-backed securities for the three and six month periods ended June 30, 1997 increased $1.0 million and $1.9 million from the same periods in 1996. These increases resulted primarily from the effect of net increases in average loans and mortgage-backed securities outstanding of $46.9 million and $44.6 million for the three and six month periods, respectively.

Interest expense on deposits increased by $184,000 and $535,000, respectively, for the three and six month periods ended June 30, 1997 from the prior year levels. The additional expense resulted from the effects of the increases in average deposit account balances of $17.7 million and $21.0 million for the three and six month periods ended June 30, 1997, respectively, from the prior year levels. The average cost of the deposits changed less than .04% during the two periods and had a minor effect on the increases in interest.

Interest expense on borrowed money increased $476,000 and $740,000, respectively, for the three and six month periods ended June 30, 1997 from the same periods in 1996.

These increases are primarily attributable to increases of $30.3 million and $23.9 million, respectively, in the average outstanding balance of borrowed money for the three and six month periods ended June 30, 1997 as compared to the same periods in 1996.

Management establishes specific reserves for estimated losses on loans when it determines that losses are anticipated on these loans. The Company calculates any allowance for possible loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans. These factors include but are not limited to current and anticipated economic conditions, historical loan loss experience, a detailed analysis of individual loans for which full collectability may not be assured, a determination of the existence and realizable value of the underlying collateral, the ability of the borrower to repay and the guarantees securing such loans. Management, as a result of this review process, recorded provisions for loan losses in the amount of $45,000 and $90,000 for the three and six month periods ended June 30, 1997 as compared to $39,000 and $85,000 for the three and six month periods ended June 30, 1996. During the quarter ended March 31,1997, the Company received a final settlement from the bankruptcy trustee for a development loan that had a balance of $498,000. Settlement of this loan has resulted in a $182,000 charge-off which the Company had previously considered in determining the level of loan loss allowance. Recoveries of $145,000 from the settlement of other related lawsuits in connection with this loan have been recorded in prior periods as increases to the loan loss allowance. The Company's remaining nonaccrual loans consisting primarily of first mortgages secured by 1 to 4 family properties or consumer loans increased from $1.0 million to $2.1 million during the quarter ended June 30, 1997 as a result of the significant growth in loans receivable over the last two years.

The Company's general loan loss reserve balance as of June 30, 1997 was $849,000. The December 31, 1996 general loan loss reserve balance was $967,000. Including the charge-off mentioned above, net charge-offs for the three and six month periods ending June 30, 1997 were $12,000 and $208,000, respectively, as compared to $25,000 and $28,000 in the related 1996 periods.

Loan fees and service charges decreased $44,000 and $72,000, respectively, during the three and six month periods ended June 30, 1997 as compared to the same periods in 1996 due to decreases in loan disbursements of $17.3 million and $26.7 million, respectively, during the three and six month periods ended June 30, 1997, as compared to the same periods in 1996.

Commission income from the sale of insurance products and mutual funds for the three and six month periods ended June 30, 1997 increased $31,000 and $37,000, respectively, from the comparable 1996 periods, as sales volumes increased. Deposit related fees and other income remained relatively constant for each of the reporting periods.

Net realized and unrealized gains on sale of loans and securities were $188,000 and $294,000 for the three and six month periods ended June 30, 1997 as compared to $12,000 and $102,000 for the comparable 1996 periods. The increased gains are primarily attributable to the Company's trading portfolio.

Total general and administrative expense increased $108,000 and $120,000 during the three and six month periods ended June 30, 1997, primarily as a result of increased staffing costs of $159,000 and $283,000, respectively, consisting primarily of additional incentive compensation, offset by reductions of $115,000 and $228,000, respectively, in federal insurance premiums which was the result of legislation enacted in September 1996 to recapitalize the Savings Association Insurance Fund. The legislation allowed highly rated institutions, such as the Bank, to pay substantially reduced deposit premiums beginning January 1, 1997. The annual premium rate dropped from 23 cents to 6.4 cents per $100 of insured deposits.

The provision for income taxes for the three and six month periods ended June 30, 1997 increased from the comparable 1996 periods due to increased earnings.

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

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In December 1996, the FASB issued Statement of Accounting Standard No. 127 ("SFAS 127"), "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". The statement delays for one year the implementation of SFAS 125, as it relates to (1) secured borrowings and collateral, and (2) for the transfers of financial assets that are part of repurchase agreement, dollar-roll, securities lending and similar transactions. The Company has adopted portions of SFAS 125 (those not deferred by SFAS 127) effective January 1, 1997. Adoption of these portions did not have a significant effect on the Company's financial condition or results of operations. Based on its review of SFAS 125, management does not believe that adoption of the portions of SFAS 125 which have been deferred by SFAS 127 will have a material effect on the Company.

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

Disclosure of Information about Capital Structure.
In February 1997, the FASB issued Statement of Financial Accounting Standard No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). This statement establishes standards for disclosing information about an entity's capital structure. It supersedes specific disclosure requirements of APB Opinions No. 10, "Omnibus Opinion-1966," and No. 15, "Earnings Per Share,"and SFAS No. 47, "Disclosure of Long-Term Obligations,"and consolidates them in this statement for ease of retrieval and for greater visibility to nonpublic entities. This statement is effective for financial statements for periods ending after December 15, 1997. It contains no changes in disclosure requirements for entities that were previously subject to the requirements of Opinions No. 10 and No. 15 and SFAS No. 47, and, therefore, is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.

The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.


Stock Repurchase Program

On October 24, 1995, the Company announced that its Board of Directors had authorized a second stock repurchase program which allows the Company to repurchase up to 4.9% (62,925 shares) of the common stock outstanding in open market transactions. As of August 8, 1997, the Company had purchased 43,907 shares.

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

          Not Applicable

Item 3.   Defaults Upon Senior Securities

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          (a)  The Holding Company held an Annual Meeting of
                Stockholders on April 17,1997.

          (b) The Annual Meeting involved the election of four directors of the Company, the ratification of the adoption of the 1997 Stock Option and Incentive Plan, and the ratification of the appointment of Cobitz, Vandenberg & Fennessy as auditors for the Company for the fiscal year ending December 31, 1997.

          (c) A brief description of each of the matters voted on and the voting tabulation on each item presented at the meeting was as follows:

               (i) The election of the following persons as Directors of the Company for terms of three years:

                                        FOR         WITHHELD
               Daniel P. Ryan        1,188,305        24,624
               Vernon P. Vollbrecht  1,188,305        24,624
               Bruce E. Huey         1,188,305        24,624
               Robert L. Harris      1,188,305        24,624


               (ii)  The ratification of the adoption of the
                     1997 Stock Option and Incentive Plan:

               FOR            AGAINST           ABSTAIN
               657,321         83,533            28,025

               (iii) The ratification of the appointment of Cobitz, Vandenberg & Fennessy as the Company's auditors for the fiscal year ending December 31, 1997:
               FOR            AGAINST           ABSTAIN
               1,188,254       15,700             8,975

          (d)  Not applicable

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)(1) Computation of earnings per share (Exhibit 11 filed herewith.)

          (a)(2) Financial Data Schedule (Exhibit 27 filed herewith.)

          (b)  Not applicable

                                   EXHIBIT 11

            STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

                              Three Months         Six Months
                                  Ended               Ended
                              June 30, 1997       June 30,1997
                             --------------      -------------
Net Income                     $700,202            $1,348,046
                               ========            ==========
Weighted average
shares outstanding            1,261,423             1,259,188

Common stock
equivalents due to dilutive
effect of stock options          74,444                70,143
                               --------              --------
Total weighted average
common shares
and equivalents
outstanding                   1,335,867             1,329,331
                             ==========             =========
Primary earnings
per share                          $.52                 $1.01
                                   ====                 =====

Total weighted average
common shares and
equivalents outstanding
for primary computation       1,335,867             1,329,331

Additional dilutive
shares using the end of
period market value versus
the average market value
when applying the treasury
stock method                     8,613*                12,914*
                               ---------             --------
Total weighted average
common shares and
equivalents outstanding for
fully diluted
computation                    1,344,480            1,342,245
                              ==========            =========

Fully diluted
earnings per share                  $.52                $1.01
                                    ====                =====

*Note: If the average share price is greater than the ending price, use average price for both primary and fully diluted calculation.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        SUBURBFED FINANCIAL CORP
                                        -----------------------------
                                        Registrant




DATE:       August 8, 1997   BY:(s) /s/ Daniel P. Ryan
                                   -----------------------------
                                        Daniel P. Ryan
                                        President and
                                        Chief Executive Officer




DATE:       August 8, 1997   BY:(s) /s/ Steven E. Stock
                                   -----------------------------
                                        Steven E. Stock
                                        Senior Vice President
                                        Chief Financial and
                                        Accounting Officer