Form 10QSB
period 1997-09-30
SUBURBFED FINANCIAL CORP
filed 1997-11-13
CIK 881397

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997


                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    --------------------

                       Commission File Number 0-19783



                          SUBURBFED FINANCIAL CORP.
                          -------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                    36-3796361
                --------                                    ----------
(State or other jurisdiction of incorporation or      I.R.S. Employer Identification or Number
                  organization)


3301 W. Vollmer Road, Flossmoor, Illinois                            60422
-----------------------------------------                            -----
(Address of Principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:               (708) 333-2200
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

As of November 7 ,1997, the Registrant had 1,262,749 shares of common stock issued and outstanding.

                           SUBURBFED FINANCIAL CORP.
                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I  FINANCIAL INFORMATION                                              1-11

Item 1  Financial Statements

        Consolidated Statements of Financial Condition
            September 30, 1997 (Unaudited) and December 31, 1996              1

        Consolidated Statements of Income (Unaudited)
            Three Months and Nine Months Ended September 30, 1997 and 1996    2

        Consolidated Statements of Cash Flows (Unaudited)
            Nine Months Ended September 30, 1997 and 1996                     3

        Notes to Consolidated Financial Statements                            4


Item 2  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  5-11


 PART II  OTHER INFORMATION                                                  12

                           SUBURBFED FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                             SEPTEMBER 30       DECEMBER 31
                                                                                                1997              1996
                                                                                             (UNAUDITED)
ASSETS

Cash and amounts due from depository institutions                                            $3,027,796     $    3,545,166
Interest-bearing deposits                                                                     3,907,039          5,307,070
                                                                                           -------------------------------
                TOTAL CASH AND CASH EQUIVALENTS                                               6,934,835          8,852,236
                                                                                           -------------------------------

Investment securities held to maturity                                                        5,979,313          3,974,167
      (Fair value: 1997 - $5,985,626;1996 - $3,918,125)
Investment securities available for sale, at fair value                                       2,589,436          3,430,277
Investment securities held for trade                                                          1,607,132          1,361,638
Mortgage-backed securities held to maturity                                                  83,695,407         93,562,881
      (Fair value: 1997 - $83,922,004;1996 - $93,408,866)
Mortgage-backed securities available for sale, at fair value                                 34,308,521         39,923,032
Loans receivable                                                                            284,963,993        241,815,183
Real estate owned                                                                                25,831             14,076
Stock in Federal Home Loan Bank of Chicago                                                    3,585,000          3,300,000
Office properties and equipment                                                               4,907,814          4,699,195
Accrued interest receivable                                                                   2,680,737          2,319,523
Prepaid expenses and other assets                                                             1,184,910            713,523
Deposit base intangible                                                                          96,240            126,263
                                                                                           -------------------------------
                TOTAL ASSETS                                                                432,559,169        404,091,994
                                                                                           ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
      Deposits                                                                              314,821,963        309,581,005
      Federal Home Loan Bank advances                                                        71,700,000         55,500,000
      Other borrowed money                                                                   11,670,000          7,438,000
      Advance payments by borrowers for taxes and insurance                                   1,603,476          2,799,782
      Other liabilities                                                                       4,067,831          2,519,525
                                                                                           -------------------------------

               TOTAL LIABILITIES                                                            403,863,270        377,838,312
                                                                                           -------------------------------

STOCKHOLDERS' EQUITY:
      Common stock                                                                               13,686             13,653
      Additional paid-in capital                                                              8,529,226          8,420,472
      Treasury stock                                                                         (1,615,426)        (1,681,562)
      Retained earnings, substantially restricted                                            21,796,349         20,021,403
      Unrealized gain (loss) on securities available for sale                                    75,751           (340,285)
      Common stock acquired by ESOP                                                            (103,687)          (170,530)
      Common stock acquired by Bank Incentive Plan                                                    0             (9,469)
                                                                                           -------------------------------

         TOTAL STOCKHOLDERS' EQUITY                                                          28,695,899         26,253,682
                                                                                           -------------------------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $432,559,169     $  404,091,994
                                                                                           ===============================



See notes to consolidated financial statements.

                           SUBURBFED FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                             QUARTER ENDED SEPT. 30,              NINE MONTHS ENDED SEPT. 30,
                                                            1997                 1996                1997               1996
INTEREST INCOME:
     Interest on loans                                 $   5,413,799      $     4,033,420    $     15,140,106    $    10,434,522
     Interest on mortgage-backed securities                2,086,942            2,571,720           6,537,550          8,408,634
     Interest on investment securities                       132,472              104,134             413,674            333,797
     Interest on other financial assets                       16,481               29,315              79,330            104,664
     Dividends on FHLB stock                                  56,986               54,385             167,446            142,568
                                                       -------------------------------------------------------------------------
     TOTAL INTEREST INCOME                                 7,706,680            6,792,974          22,338,106         19,424,185
                                                       =========================================================================
INTEREST EXPENSE:
     Interest on deposits                                  3,562,833            3,335,673          10,703,533          9,941,326
     Interest on borrowed money                            1,148,478              696,636           2,910,345          1,718,176
                                                       -------------------------------------------------------------------------

     TOTAL INTEREST EXPENSE                                4,711,311            4,032,309          13,613,878         11,659,502
                                                       -------------------------------------------------------------------------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES       2,995,369            2,760,665           8,724,228          7,764,683
     Provision for loan losses                                45,000               54,000             135,000            138,680
                                                       -------------------------------------------------------------------------

     NET INTEREST INCOME AFTER PROVISION FOR LOAN          2,950,369            2,706,665           8,589,228          7,626,003
         LOSSESS                                       -------------------------------------------------------------------------

NON-INTEREST INCOME:
     Loan fees and service charges                           209,775              250,575             575,057            688,139
     Commission income                                       161,858              125,203             426,178            352,529
     Gain on sale of loans and securities - Net               78,799               62,300             226,512            160,301
     Unrealized gain(loss) on securities held for
        track- Net                                           165,462               35,427             312,049             39,775
     Loss on sale of real estate owned                             0                    0              (6,282)                 0
     Deposit-related fees and other income                   377,759              388,204           1,117,837          1,130,454
                                                       -------------------------------------------------------------------------

     TOTAL NON-INTEREST INCOME                               993,653              861,709           2,651,351          2,371,198
                                                       -------------------------------------------------------------------------

NON-INTEREST EXPENSE:
     General and administrative:
               Staffing costs                              1,641,336            1,441,361           4,637,018          4,153,368
               Advertising                                    70,976               70,919             182,789            204,994
               Occupancy and equipment expenses              495,016              450,872           1,478,782          1,398,483
               Data processing                                79,556               76,631             240,829            231,222
               Federal deposit insurance premiums             51,136            1,875,191             149,241          2,201,010
               Other                                         456,393              400,598           1,291,234          1,191,612
                                                       -------------------------------------------------------------------------
     Total General and Administrative Expenses             2,794,413            4,315,572           7,979,893          9,380,689

     AMORTIZATION OF DEPOSIT BASE INTANGIBLE                   8,792               10,616              30,023             36,406
                                                       -------------------------------------------------------------------------

     TOTAL NON-INTEREST EXPENSE                            2,803,205            4,326,188           8,009,916          9,417,095
                                                       -------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                          1,140,817             (757,814)          3,230,663            580,106
     Provision for (Benefit From) Income Taxes               411,100             (308,500)          1,152,900            181,400
                                                       -------------------------------------------------------------------------

     NET INCOME (LOSS)                                 $     729,717            ($449,314)   $      2,077,763    $       398,706
                                                       =========================================================================
Earnings Per Share -    - Primary                      $        0.54      $        ( 0.34)   $           1.55    $          0.30
                        - Fully Diluted                $        0.54      $        ( 0.34)   $           1.53    $          0.30
Dividends Declared Per Common Share                    $        0.08      $          0.08    $           0.24    $          0.24




See notes to consolidated financial statements

                   SUBURBFED FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                         NINE MONTHS ENDED
                                                                                                           SEPTEMBER 30,
                                                                                                 1997                      1996
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                       $     2,077,763            $      398,706
        Adjustments to reconcile net income to net cash from operating activities:
                Depreciation                                                                     512,416                   502,702
                Amortization of intangible                                                        30,023                    36,406
                Amortization of cost of stock benefit plans                                       76,312                   109,456
                Amortization of discount on investment securities                                (11,250)                  (15,000)
                Provision for loan losses                                                        135,000                   138,680
                Net gain on sale of loans and securities                                        (226,512)                 (160,301)
                Net (gain) loss on sale of real estate owned                                       6,282                   (13,106)
                Unrealized gain on investment securities                                        (312,049)                  (39,775)
                Proceeds from sales of trading account securities                              1,006,248                   377,117
                Purchase of trading account securities                                          (647,913)                 (248,832)
                Net change in:
                        Accrued interest receivable                                             (361,214)                 (165,941)
                        Accrued interest payable                                                  65,781                    27,263
                        Deferred income                                                         (324,693)                 (926,512)
                        Deferred and accrued income taxes                                        450,541                  (193,804)
                        Other liabilities                                                        824,401                 2,526,006
                        Prepaid expenses and other assets                                       (452,572)                 (935,583)
                                                                                         -----------------------------------------
        NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                        2,848,564                 1,417,482
                                                                                         -----------------------------------------

INVESTING ACTIVITIES:
        Proceeds from sale of investment securities                                            1,193,262                 2,201,733
        Purchases of investment securities                                                    (2,235,000)                 (799,995)
        Proceeds from sale of mortgage-backed securities                                       4,002,299                43,031,971
        Proceeds from repayments of mortgage-backed securities                                13,919,414                17,991,468
        Purchases of mortgage-backed securities                                               (1,968,747)              (13,894,597)
        Purchase of Federal Home Loan Bank stock                                                (285,000)               (1,010,000)
        Proceeds from sale of loans                                                            3,261,907                 7,373,301
        Disbursements for loans                                                              (93,925,689)             (137,133,539)
        Loan repayments                                                                       47,678,480                52,284,412
        Proceeds from sale of real estate owned                                                   12,794                    26,703
        Property and equipment expenditures                                                     (721,035)                 (281,764)
                                                                                         -----------------------------------------
        NET CASH FLOWS USED IN INVESTING ACTIVITIES                                          (29,067,315)              (30,210,307)
                                                                                         -----------------------------------------

FINANCING ACTIVITIES:
        Proceeds from exercise of stock options                                                   31,717                    83,944
        Dividends paid on common stock                                                          (302,817)                 (301,626)
        Sale (purchase) of treasury stock                                                         95,798                  (648,937)
        Deposit receipts                                                                     700,081,896               698,986,080
        Deposit withdrawals                                                                 (704,376,578)             (698,116,105)
        Interest credited to deposit accounts                                                  9,535,640                 8,796,201
        Proceeds from borrowed money                                                         213,665,000               174,971,000
        Repayment of borrowed money                                                         (193,233,000)             (157,322,000)
        Net (decrease) in advance payments by borrowers for taxes and insurance               (1,196,306)                 (781,687)
                                                                                         -----------------------------------------
        NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                       24,301,350                25,666,870
                                                                                         -----------------------------------------
        Decrease in Cash and Cash Equivalents                                                 (1,917,401)               (3,125,955)
        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       8,852,236                10,519,464
                                                                                         -----------------------------------------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $     6,934,835          $      7,393,509
                                                                                         =========================================
CASH PAID DURING THE PERIOD FOR:
        Interest                                                                         $    13,598,091          $     11,632,239
        Income taxes                                                                             893,600                   375,204

NON CASH INVESTING ACTIVITIES:
        Loans securitized into mortgage-backed securities                                              0                 1,596,500
        Transfer of loans to real estate owned                                           $        25,831          $         18,926

See notes to consolidated financial statements

                   SUBURBFED FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of SuburbFed Financial Corp. (the "Company") and its consolidated subsidiaries Suburban Federal Savings, a Federal Savings Bank (the "Bank"); the Bank's wholly owned subsidiaries, Suburban Mortgage Services, Inc. and South Suburban Securities Corporation; and the wholly owned subsidiary of South Suburban Securities Corporation, Suburban Insurance Resources Agency, Inc. The results of operations for the three and nine month periods ended September 30, 1997 is not necessarily indicative of the results to be expected for the full year.

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

Note C - Earnings Per Share

Earnings per share of common stock for the three and nine month periods ended September 30, 1997 and 1996 have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. (See Exhibit 11 attached) Stock options are regarded as common stock equivalents and are therefore considered in both the primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

Note D - Dividend Declaration

The Company declared a dividend of $.08 per share, representing its twenty-second consecutive quarterly dividend payable October 15, 1997 to shareholders of record October 1, 1997. The dividend, totaling $101,001, has been recorded as of September 30, 1997 as a reduction of retained earnings in the accompanying consolidated statements of financial condition.

                   SUBURBFED FINANCIAL CORP. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

During the nine month period ended September 30, 1997, total assets of the Company increased by $28.5 million. This increase in assets was primarily funded by $5.2 million of deposit growth plus $20.4 million of additional borrowed money. Mortgage-backed securities declined by $15.5 million while loans receivable grew $43.1 million. The strategy of increasing loan originations, which began in 1995, continued during the first nine months of 1997 and will be pursued for the remainder of the year.

The 1997 increase in loans receivable was the result of loan disbursements of $93.9 million offset by repayments of $47.7 million and sales of $3.3 million of one to four family, fixed rate loans to the Federal National Mortgage Association. Comparable origination and repayment data for the nine month period ended September 30, 1996 shows disbursements of $137.1 million, repayments of $52.3 million and sales of $7.4 million.

Mortgage-backed securities ("MBS") held to maturity decreased $9.9 million
during the most recent nine month period due to repayments.   Pursuant to the
Company's asset/liability management strategy, the Company's portfolio contains MBS with adjustable interest rates or short effective terms (2 to 5 year average lives).

Mortgage-backed securities available for sale decreased $5.6 million due to repayments of $4.1 million and sales of $4.0 million offset by purchases of $2.0 million and an increase in market valuation of $500,000 during the nine month period ended September 30, 1997.

The level of savings deposits is affected primarily by interest rates, the total amount of funds consumers elect to save, and competition for savings from alternative investments in the marketplace. Total savings deposit accounts increased $5.2 million from $309.6 million on December 31, 1996 to $314.8 million on September 30, 1997. The Company experienced a net deposit outflow of $4.3 million for the nine month period ended September 30, 1997 (before interest credited). The comparable data for the six month period ended September 30, 1996 was an inflow of $870,000 (before interest credited). Interest credited was $9.5 million and $8.8 million for the nine months ended September 30, 1997 and 1996, respectively.

During 1997, the Company increased Federal Home Loan Bank advances by $16.2 million and other borrowed money by $4.2 million to assist in funding loan disbursements.

Stockholders' equity increased $2.4 million during the nine month period ended September 30, 1997 due in part to earnings of $2.1 million, $96,000 of proceeds from the sale of treasury stock to fund shares purchased by employees under the Company's 401(K) retirement plan and an increase in unrealized gains on securities available for sale of $416,000 offset by dividends paid of $303,000.

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

Current Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. The Bank's average daily liquidity ratio for the nine monthly periods ending September 30, 1997 ranged from 5.0% to 5.6%, and it was 5.3% at September 30, 1997. The Bank's daily liquidity ratio at December 31, 1996 was 5.7%. Liquid assets have been maintained at a level above regulatory minimums.

The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, maintain its liquidity and meet operating expenses. As of September 30, 1997, the Company had approximately $6.8 million in outstanding commitments to originate mortgage loans. The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs.

The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

On December 7, 1989, new capital standards were imposed on the thrift industry as a result of the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"). Regulatory standards impose the following capital requirements:
a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of September 30, 1997, the Bank exceeded all regulatory capital standards.

At September 30, 1997, the Bank's tangible capital was $25.4 million or 5.9% of adjusted total assets, which is in excess of the current 1.5% requirement by $19.0 million. In addition, at September 30, 1997, the Bank had core capital of $25.5 million or 5.9% of adjusted total assets, which exceeds the current 3.0% requirement by $12.6 million. The Bank had risk-based capital of $26.2 million at September 30, 1997, or 13.6% of risk-adjusted assets which exceeds the 8.0% risk-based capital requirement by $10.8 million.

ANALYSIS OF OPERATIONS

Net income for the three and nine month periods ended September 30, 1997 was $730,000 and $2.1 million, respectively compared to a loss of $449,000 and income of $399,000 for the same periods of the prior year. These increases are primarily attributable to the special Savings Association Insurance Fund assessment of $1.7 million and the related tax benefit of $660,000 for a net effect of $1,045,000, which occurred in the third quarter of 1996, as well as to increases in net interest income during the periods of $235,000 and $963,000 resulting from increases in average earning assets.

Net interest margin decreased from 2.96% for the three month period ended September 30, 1996 to 2.87% for the three months ended September 30, 1997. Net interest margin for the nine month period ended September 30,1997 was 2.86% as compared to 2.87% for the nine months ended September 30,1996.

Interest income on loans and mortgage-backed securities for the three and nine month periods ended September 30, 1997 increased $896,000 and $2.8 million from the same periods in 1996. These increases resulted primarily from the effect of net increases in average loans and mortgage-backed securities outstanding of $43.1 million and $43.7 million for the three and nine month periods, respectively.

Interest expense on deposits increased by $227,000 and $762,000, respectively, for the three and nine month periods ended September 30, 1997 from the prior year levels. The additional expense resulted primarily from the effects of the increases in average deposit account balances of $15.2 million and $19.5 million for the three and nine month periods ended September 30, 1997, respectively, from the prior year levels. The average cost of deposits for the three and nine month periods ended September 30, 1997 increased .07% and .05%, respectively, as compared to the similar 1996 period, indicating rate variances of $55,000 and $119,000. The higher costs resulted primarily from having a larger percentage of deposits in higher costing certificate of deposit accounts.

Interest expense on borrowed money increased $452,000 and $1.2 million, respectively, for the three and nine month periods ended September 30, 1997 from the same periods in 1996. These increases are primarily attributable to the effect of increases in average borrowings outstanding of $27.4 million and $25.1 million for the three and nine month periods ended September 30, 1997 as compared to the same periods of 1996, respectively.

Management establishes specific reserves for estimated losses on loans when it determines that losses are anticipated on these loans. The Company calculates any allowance for possible loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans. These factors include but are not limited to current and anticipated economic conditions, historical loan loss experience, a detailed analysis of individual loans for which full collectability may not be assured, a determination of the existence and realizable value of the underlying collateral, the ability of the borrower to repay and the guarantees securing such loans. Management, as a result of this review process, recorded provisions for loan losses in the amount of $45,000 and $135,000 for the three and nine month periods ended September 30, 1997 as compared to $54,000 and $139,000 for the three and nine month periods ended September 30, 1996. During the quarter ended March 31, 1997, the Company received a final settlement from the bankruptcy trustee for a development loan that had a balance of $498,000. Settlement of this loan has resulted in a $182,000 charge-off which the Company had previously considered in determining the level of loan loss allowance. Recoveries of $145,000 from the settlement of other related lawsuits in connection with this loan have been recorded in prior periods as increases to the loan loss allowance. The Company's remaining non-accrual loans consisting primarily of first mortgages secured by 1 to 4 family properties or consumer loans increased from $1.0 million to $1.4 million during the nine month period ended September 30,1997 as a result of the significant growth in loans receivable over the last two years.

The Company's general loan loss reserve balance as of September 30, 1997 was $865,000. The December 31, 1996 general loan loss reserve balance was $967,000. Including the charge-off mentioned above, net charge-offs for the three and nine month periods ending September 30, 1997 were $29,000 and $237,000, respectively, as compared to net recoveries of $55,000 and $27,000 in the related 1996 periods due primarily to a $70,000 recovery from the development loan previously discussed.

Loan fees and service charges decreased $41,000 and $113,000, respectively, during the three and nine month periods ended September 30, 1997 as compared to the same periods in 1996 due to decreases in loan disbursements of $16.5 million and $43.2 million, respectively, during the three and nine month periods ended September 30, 1997, as compared to the same periods in 1996.

Commission income from the sale of insurance products and mutual funds for the three and nine month periods ended September 30, 1997 increased $37,000 and $74,000, respectively, from the comparable 1996 periods, as sales volumes increased. Deposit related fees and other income remained relatively constant for each of the reporting periods.

Net realized and unrealized gains on sale of loans and securities were $244,000 and $539,000 for the three and nine month periods ended September 30, 1997 as compared to $98,000 and $200,000 for the comparable 1996 periods. The increased gains are primarily attributable to the Company's trading portfolio of bank and thrift equity securities.

Total general and administrative expense decreased $1.5 million and $1.4 million during the three and nine month periods ended September 30, 1997, primarily as a result of the one time special assessment of SAIF premiums as of September 30, 1996 of $1.7 million. Other general and administrative expenses increased as compared to the related 1996 period due to additional staffing costs of $200,000 and $484,000, respectively, consisting primarily of additional incentive compensation, offset by reductions of $119,000 and $347,000, respectively, in federal insurance premiums which was the result of legislation enacted in September 1996 to recapitalize the Savings Association Insurance Fund. The legislation allowed highly rated institutions, such as the Bank, to pay substantially reduced deposit premiums beginning January 1, 1997. The annual premium rate dropped from 23 cents to 6.4 cents per $100 of insured deposits.

The provision for income taxes for the three and nine month periods ended September 30, 1997 increased from the comparable 1996 periods due to increased earnings.

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

Accounting for Earnings Per Share. In February 1997, the FASB issued SFAS No. 128 ("SFAS 128"), "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held stock. This statement simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share" and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted computation.

Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of a company, similar
to the fully diluted EPS currently used.   SFAS 128 is effective for financial
statements issued for periods ending after December 15, 1997. The following presentation illustrates pro forma basic and diluted EPS based on the provisions of SFAS 128:

Weighted average number of common shares
  outstanding used in basic earnings
  per share calculation                                  1,262,190        1,253,380          1,260,200    1,259,670

Add common stock equivalents for shares
  issuable under Stock Option Plan                          85,709           50,900             76,088       50,426
                                                        -----------------------------------------------------------
Weighted average number of shares
  outstanding adjusted for common stock
  equivalents                                            1,347,899        1,304,280          1,336,288    1,310,096
                                                        ===========================================================

Net income                                              $  729,717       $ (449,314)        $2,077,763   $  398,706
Basic earnings per share                                $     0.58       $    (0.36)        $     1.65   $     0.32
Diluted earnings per share                              $     0.54       $    (0.34)        $     1.55   $     0.30

Disclosure of earnings per share calculated in accordance with Accounting Principles Board Opinion No. 15,"Earnings Per Share" is contained in Exhibit 11.




Disclosure of Information about Capital Structure.

In February 1997, the FASB issued Statement of Financial Accounting Standard No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). This statement establishes standards for disclosing information about an entity's capital structure. It supersedes specific disclosure requirements of APB Opinions No. 10, "Omnibus Opinion-1966," and No. 15, "Earnings Per Share," and SFAS No. 47, "Disclosure of Long-Term Obligations," and consolidates them in this statement for ease of retrieval and for greater visibility to nonpublic entities. This statement is effective for financial statements for periods ending after December 15, 1997. It contains no changes in disclosure requirements for entities that were previously subject to the requirements of Opinions No. 10 and No. 15 and SFAS No. 47, and, therefore, is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.

Reporting Comprehensive Income.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains losses) in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of adopting this statement.

Disclosure About Segments of an Enterprise and Related Information.

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which becomes effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments and requires enterprises to report selected information about operating segments in interim financial reports. The Company has not yet determined the impact of adopting this statement.

The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.


Stock Repurchase Program

On October 24, 1995, the Company announced that its Board of Directors had authorized a second stock repurchase program which allows the Company to repurchase up to 4.9% (62,925 shares) of the common stock outstanding in open market transactions. As of November 7, 1997, the Company had purchased 43,907 shares.

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



                                                SUBURBFED FINANCIAL CORP
                                                ------------------------
                                                       Registrant


DATE:  November 7, 1997                         BY:(s) /s/ Daniel P. Ryan
                                                       -------------------------


                                                       Daniel P. Ryan
                                                       Chairman
                                                       President and
                                                       Chief Executive Officer


DATE:  November 7, 1997                         BY:(s) /s/ Steven E. Stock
                                                       -------------------------


                                                       Steven E. Stock
                                                       Senior Vice President
                                                       Chief Financial and
                                                       Accounting Officer