Form 10-K405
period 1997-12-31
SUBURBFED FINANCIAL CORP
filed 1998-03-31
CIK 881397

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

       COMMISSION FILE NUMBER 0-19783

                            SUBURBFED FINANCIAL CORP.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                36-3796361
         (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 20, 1998, there were issued and outstanding 1,270,239 shares of the Registrant's Common Stock (excluding 103,603 shares held as treasury stock). The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the closing bid and asked price of such stock on the Nasdaq Small-Cap Market as of March 20, 1998 was approximately $60.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-K - Annual Report to Stockholders for the fiscal year ended December 31, 1997.

PART III of Form 10-K - Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1997.

                                     PART I

ITEM 1. BUSINESS

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

STOCK REPURCHASE PROGRAMS

         During 1995, the Company initiated a stock repurchase program. Over an eleven month period the Company repurchased 71,500 shares in the open market. During 1996, the Company repurchased 39,000 shares in the open market. The repurchased stock is being held as treasury stock and could be used for general corporate purposes, including the Company's stock option and benefit plans.

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

         The aggregate amount of loans that the Bank is permitted to make to any one borrower, including related entities, is generally limited to 15% (25% if the security for such loan has a "readily ascertainable" value) of unimpaired capital and surplus. Based on the 15% limitation, the Bank's loan-to-one-borrower limit was $3.9 million at December 31, 1997. A broader limitation is provided for loans secured by low-income housing. The Bank's loan to a community development corporation for the acquisition of moderate to low income homes meets these additional limitations. At December 31, 1997, the Bank's largest loan-to-one borrower were a series of loans to this community redevelopment program with current balances of $7.3 million, of which $5.8 million has been sold to Federal National Mortgage Association ("FNMA") and other participants. On the same date, the Bank had no other loans or groups of loans to a single borrower or group of related borrowers in excess of $3.3 million. See "- One- to Four-Family Residential Real Estate Lending" and "Regulation - Federal Regulation of Savings Associations."

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


                                                                               December 31,
                                            --------------------------------------------------------------------------------------
                                                      1997                         1996                           1995
                                            -----------------------        -----------------------        ------------------------
                                             Amount         Percent         Amount         Percent         Amount          Percent
                                             ------         -------         ------         -------         ------          -------
                                                                            (Dollars in Thousands)
Real Estate Loans ...................
 One- to four-family ................       $ 251,223         84.92%       $ 201,110         82.54%       $ 120,652         80.65%
 Construction or development ........          10,299          3.48            8,988          3.69            4,471          2.99
 Commercial/non-residential .........           3,499          1.18            3,559          1.46            2,579          1.72
 Multi-family .......................          13,596          4.60           13,463          5.52            6,799          4.55
                                            ---------        ------        ---------        ------        ---------        ------
     Total real estate loans ........         278,617         94.18          227,120         93.21          134,501         89.91
                                            ---------        ------        ---------        ------        ---------        ------
Other Loans:
 Consumer Loans:
 Second mortgages and home equity
  lines of credit ...................          14,212          4.80           12,111          4.97            9,896          6.62
  Credit Card .......................           1,837           .62            2,025          0.83            2,154          1.44
  Other .............................           1,145           .39            1,167          0.48            1,324           .88
                                            ---------        ------        ---------        ------        ---------        ------
     Total consumer loans ...........          17,194          5.81           15,303          6.28           13,374          8.94
  Commercial warehouse line of credit              17           .01            1,229          0.51            1,724          1.15
                                            ---------        ------        ---------        ------        ---------        ------
     Total other loans ..............          17,211          5.82           16,532          6.79           15,098         10.09
                                            ---------        ------        ---------        ------        ---------        ------
     Total loans receivable .........         295,828        100.00 %        243,652        100.00%         149,599        100.00%
                                                             ======                         ======                         ======
Less:
 Loans in process ...................           3,042                          2,158                          1,155
 Net deferred yield adjustments .....          (1,703)                        (1,288)                          (237)
 Allowance for losses ...............             857                            967                            773
                                            ---------                      ---------                      ---------
 Total loans receivables, net .......       $ 293,632                      $ 241,815                      $ 147,908
                                            =========                      =========                      =========


                                                              December 31,
                                            -------------------------------------------------
                                                    1994                       1993
                                             --------------------        --------------------
                                             Amount       Percent        Amount       Percent
                                             ------       -------        ------       -------
                                                         (Dollars in Thousands)
Real Estate Loans
 One- to four-family ................       $ 88,116        81.00%       $74,179        82.10%
 Construction or development ........          4,543         4.18          4,407         4.88
 Commercial/non-residential .........          1,361         1.25          1,591         1.76
 Multi-family .......................          4,688         4.31          2,706         3.00
 ....................................       --------       ------        -------       ------
     Total real estate loans ........         98,708        90.74         82,883        91.74
                                            --------       ------        -------       ------
Other Loans:
 Consumer Loans:
 Second mortgages and home equity
  lines of credit ...................          5,678         5.22          4,397         4.87
  Credit Card .......................          2,144         1.97          2,056         2.27
  Other .............................            744          .68            815          .90
                                            --------       ------        -------       ------
     Total consumer loans ...........          8,566         7.87          7,268         8.04
  Commercial warehouse line of credit          1,507         1.39            202          .22
                                            --------       ------        -------       ------
     Total other loans ..............         10,073         9.26          7,470         8.26
                                            --------       ------        -------       ------
     Total loans receivable .........        108,781       100.00%        90,353       100.00%
                                                           ======                      ======
Less:
 Loans in process ...................          2,123                       1,512
 Net deferred yield adjustments .....            293                         557
 Allowance for losses ...............            735                         632
                                            --------                     -------
 Total loans receivables, net .......       $105,630                     $87,652
                                            ========                     =======

         The following table shows the composition of the Bank's loan portfolios by fixed and adjustable rate at the dates indicated.

                                                                                   December 31,
                                                   -------------------------------------------------------------------------------
                                                           1997                        1996                          1995
                                                  ----------------------        ---------------------       -----------------------
                                                   Amount        Percent        Amount        Percent        Amount         Percent
                                                  ---------       ------       ---------       ------       ---------       ------
                                                                               (Dollars in Thousands)
Fixed Rate Loans:
Real estate:
 One- to four-family .......................      $  35,211        11.90%      $  40,570        16.65%      $  46,538        31.11%
 Construction or development ...............            361          .12             893          .37             555          .37
 Commercial/non-residential ................          2,527          .86           2,536         1.04             443          .30
 Multi-family ..............................          8,543         2.89           9,617         3.94           5,796         3.87
                                                  ---------       ------       ---------       ------       ---------       ------
     Total real estate loans ...............         46,642        15.77          53,616        22.00          53,332        35.65
Consumer and other .........................          5,010         1.69           6,224         2.56           5,425         3.63
                                                  ---------       ------       ---------       ------       ---------       ------
     Total fixed-rate loans ................         51,652        17.46          59,840        24.56          58,757        39.28
                                                  ---------       ------       ---------       ------       ---------       ------

Adjustable-Rate Loans:
Real estate:
 One- to four-family (1) ...................      $ 216,012        73.02%      $ 160,540        65.89%      $  74,114        49.54%
 Construction or development ...............          9,938         3.36           8,095         3.32           3,916         2.62
 Commercial/non-residential ................            972          .32           1,023          .42           2,136         1.43
 Multi-family ..............................          5,053         1.71           3,846         1.58           1,003          .67
                                                  ---------       ------       ---------       ------       ---------       ------
     Total adjustable-rate real estate loans        231,975        78.41         173,504        71.21          81,169        54.26
Consumer and other .........................         12,201         4.13          10,308         4.23           9,673         6.46
                                                  ---------       ------       ---------       ------       ---------       ------
     Total adjustable-rate loans ...........        244,176        82.54         183,812        75.44          90,842        60.72
                                                  ---------       ------       ---------       ------       ---------       ------
     Total loans ...........................        295,828       100.00%      $ 243,652       100.00%        149,599       100.00%
                                                                  ======                       ======                       ======

Less:
 Loans in process ..........................          3,042                        2,158                        1,155
 Net deferred yield adjustments ............         (1,703)                      (1,288)                        (237)
 Allowance for loan losses .................            857                          967                          773
                                                  ---------                    ---------                    ---------
    Total loans receivable, net ............      $ 293,632                    $ 241,815                    $ 147,908
                                                  =========                    =========                    =========



                                                                   December 31,
                                                   ----------------------------------------------
                                                          1994                      1993
                                                   -------------------       --------------------
                                                   Amount      Percent       Amount       Percent
                                                   ------      -------       ------       -------
                                                             (Dollars in Thousands)
Fixed Rate Loans:
Real estate:
 One- to four-family .......................      $ 51,271       47.13%      $59,463       65.81%
 Construction or development ...............           679         .63         1,427        1.58
 Commercial/non-residential ................           497         .46           949        1.05
 Multi-family ..............................         4,352        4.00         2,350        2.60
                                                  --------      ------       -------      ------
     Total real estate loans ...............        56,799       52.22        64,189       71.04
Consumer and other .........................         3,255        2.99         4,073        4.51
                                                  --------      ------       -------      ------
     Total fixed-rate loans ................        60,054       55.21        68,262       75.55
                                                  --------      ------       -------      ------

Adjustable-Rate Loans:
Real estate:
 One- to four-family (1) ...................      $ 36,845       33.87%      $14,716       16.29%
 Construction or development ...............         3,864        3.55         2,980        3.30
 Commercial/non-residential ................           859         .79           642         .71
 Multi-family ..............................           341         .31           356         .39
                                                  --------      ------       -------      ------
     Total adjustable-rate real estate loans        41,909       38.52        18,694       20.69
Consumer and other .........................         6,818        6.27         3,397        3.76
                                                  --------      ------       -------      ------
     Total adjustable-rate loans ...........        48,727       44.79        22,091       24.45
                                                  --------      ------       -------      ------
     Total loans ...........................       108,781      100.00%       90,353      100.00%
                                                                ======                    ======

Less:
 Loans in process ..........................         2,123                     1,512
 Net deferred yield adjustments ............           293                       557
 Allowance for loan losses .................           735                       632
                                                  --------                   -------
    Total loans receivable, net ............      $105,630                   $87,652
                                                  ========                   =======

--------------


(1) Includes $195.3 million, $152.1 million and $59.7 million of loans which carry a fixed rate of interest for the initial five years and then convert to an adjustable rate of interest for fiscal 1997, 1996 and 1995, respectively. See "-- One- to Four-Family Residential Real Estate Lending."

         The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolios at December 31, 1997. Mortgage loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                                                                Real Estate
                                                 ----------------------------------------------------------------------------------
                                                                               Multi-Family and                 Construction
                                                    One- to Four-Family         Non-Residential                 or Development
                                                 ----------------------------------------------------------------------------------
                                                                Weighted                   Weighted                      Weighted
                                                                Average                    Average                        Average
                                                  Amount         Rate         Amount         Rate             Amount       Rate
                                                 --------       --------      -------      --------           -------    --------
                                                                            (Dollars in Thousands)
Three months or less ...................         $    528        9.33%        $    --           --%           $   789      10.00%
More than three months through
 six months ............................              448         8.00             --           --                782       9.82
More than six months through one year(1)              197         8.79             --           --              4,476       9.70
More than one year through three years .              657         7.95             14         9.00                814      10.12
More than three years through five years            4,559         8.09          2,739         9.04                550       9.50
More than five years through ten years .           12,741         7.76            727         8.27                361       9.50
More than ten years through twenty years           13,355         7.94          8,376         8.23                 --         --
More than twenty years .................          218,738         7.78          5,239         8.34              2,527       7.81
                                                 --------                     -------                         -------
      Total ............................         $251,223                     $17,095                         $10,299
                                                 ========                     =======                         =======


                                                                    Consumer
                                                                   and Other                             Total
                                                         ------------------------------------------------------------------
                                                                            Weighted                               Weighted
                                                                             Average                               Average
                                                           Amount             Rate               Amount              Rate
                                                           ------             ----               ------              ----
                                                                             (Dollars in Thousands)

Three months or less ...................                  $   470            13.33%            $  1,787             9.89%
More than three months through
 six months ............................                       91            11.93                1,321             9.35
More than six months through one year(1)                    1,142             9.24                5,815             9.58
More than one year through three years .                    5,873            11.02                7,358            10.64
More than three years through five years                    6,606             9.21               14,454             8.84
More than five years through ten years .                    2,245            10.12               16,074             8.15
More than ten years through twenty years                      784             9.58               22,515             8.11
More than twenty years .................                       --               --              226,504             7.79
                                                          -------                              --------
      Total ............................                  $17,211                              $295,828
                                                          =======                              ========

(1) Includes demand loans, loans having no stated maturity and overdraft loans.

         As of December 31, 1997, the total amount of loans due after December 31, 1998 which had predetermined interest rates was $50.3 million while the total amount of loans due after such dates which had floating or adjustable interest rates was $236.5 million.

         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The Bank's lending program has focused on the origination of permanent loans, to be held in its portfolio, secured by mortgages on owner-occupied one- to four-family residences. At December 31, 1997, $251.2 million, or 84.92% of the Bank's loan portfolio, consisted of permanent loans on one- to four-family residences. The Bank's one-to four-family residential loans have increased in recent years due to management's emphasis on this type of lending. Substantially all of the residential loans originated by Suburban Federal are secured by properties located in the greater Chicago Metropolitan area and northwest Indiana.

         The Bank originates a variety of different residential loans including fixed and adjustable rate mortgage loans ("ARMs") primarily with 15 to 30 year maturities. In order to reduce the effective term to maturity of its residential loan portfolio, two approaches have been taken. The Bank offers mortgage loans having a fixed rate for an initial 3, 5, or 10 years that convert to an annually adjusting rate based on the one year United States Treasury Constant ("One Year CMT") for the remainder of the term. In 1997, $76.4 million of these types of loans were made. At December 31, 1997, these loans accounted for $200.9 million, representing 67.91% of the Bank's loan portfolio. The Bank also originates fixed rate loans, most of which are sold to a federal agency or to other financial institutions with servicing retained. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Asset/Liability Management" in the Company's Annual Report filed as Exhibit 13 hereto.

         The Bank's other one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the ARMs originated by Suburban Federal are subject to adjustment at intervals. Most of the Bank's ARMs have interest rates which adjust semi-annually. A few of the Bank's ARMs adjust at one or three year intervals. Most of the Bank's ARM loans carry interest rates which are reset to a stated margin over the index based on the National Median Cost of Funds ("National ARMs") or the One Year CMT ARMS, although some ARM loans originated in the past utilize other indices. At December 31, 1997, the Bank had $6.1 million of National ARMs, representing 2.06% of its loan portfolio, and $8.8 million of One Year CMT ARMS (not including ARMs with interest rates which are fixed for the initial term), representing 2.98% of its loan portfolio.

         The Bank's ARMs generally establish limits on the amount of the periodic interest rate changes. Decreases or increases in the interest rate of the Bank's National ARM products are generally limited to 1% at any adjustment date, 2% annually and 3% over the life of the loan. Decreases or increases in the interest rate on the Bank's One Year CMT ARMs are generally limited to 2% annually and 6% over the life of the loan, though lower limits to the life of the loan adjustment have been negotiated on some loans. The Bank's delinquency experience on its ARMs has generally been similar to its experience on fixed-rate residential loans. The Bank's ARMs are not convertible into fixed rate loans and do not produce negative amortization. In deciding whether to offer a loan to a particular borrower, on a particular property, the Bank evaluates the borrower's ability to make all payments related to the property, other debt for which the borrower is obligated, other assets which the borrower has available, the borrower's past payment history, and the value of the property that will secure the loan. Suburban Federal originates residential mortgage loans with loan-to-value ratios of generally up to 95%. The evaluation noted above determines what the Bank will require in the form of private mortgage insurance, additional collateral, or further guarantees. The Bank's delinquency experience on higher loan-to-value ratio loans has generally been similar to its experience on loans with loan-to value ratios below 80%.

         In order to reduce its risk based capital requirement and to increase its available collateral for borrowings, the Bank has securitized a portion of its residential loans. During the years ended December 31, 1996 and 1994, the Bank securitized $1.6 million and $7.7 million, respectively, of its residential loans. No loans were securitized in 1997 or 1995. See "-- Mortgage-Backed Securities."

         Starting in December 1989, the Bank began originating loans to New Cities Community Development Corporation ("New Cities") for the acquisition of homes to be rehabilitated, occupied and sold to moderate and low income families. Currently, these loans are made for terms of up to 30 years and are originated for up to 95% of the original appraised value of the underlying properties and sold to FNMA and other participants. These properties are located in twelve different communities in the greater Chicago south suburban area. New Cities leases the properties to qualified individuals for a term of 36 months under a lease to purchase contract which provides for a portion of the rent to be accumulated as a down payment. At the end of the 36 month period, subject to compliance with underwriting standards and the current loan terms, the purchaser may assume the previously originated loan at Suburban Federal to purchase the residence or may obtain financing from a third party. At December 31, 1997, the Bank had an aggregate of $7.3 million in loans to New Cities which were secured by first mortgages on 155 properties. Loans totaling $5.8 million have been sold to FNMA and other participants. All of these loans were performing in accordance with their terms at December 31, 1997.

         The Bank has received a total of $16.0 million in forward purchase commitments from FNMA to buy certain future loans to be made to New Cities. During fiscal 1995, 1996 and 1997, $2.2 million, $2.0 million and $661,000, respectively, of loans were made under this program and sold to FNMA under the commitment agreement. The Bank is obligated to deliver to FNMA all loans made under the program.

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

         CONSTRUCTION AND DEVELOPMENT LENDING. The Bank makes construction loans to individuals for the construction of their residences and loans to builders or developers for the acquisition of land and the construction or development of small or medium sized projects. At December 31, 1997, $10.3 million, or 3.48% of the Bank's loan portfolio, consisted of construction and development loans.

         Construction loans to individuals for their residences are generally structured to be converted to permanent loans at the end of the construction phase, which typically runs six to twelve months. These construction loans generally have rates which match any one- to four-family loan then offered by the Bank. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 1997, approximately $3.1 million or 30.04% of the Bank's total construction or development loan portfolio consisted of loans to borrowers intending to live in the properties upon completion.

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

         Loan proceeds are generally disbursed in increments through an independent title company as construction progresses. The amount of each disbursement is based on the construction cost estimate of an independent architect, engineer or qualified inspector who inspects the project in connection with each disbursement request. The Bank also reviews the progress of the underlying construction project.

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

         The table below sets forth by type of security property, the Bank's construction and development loans at December 31, 1997.

                                                    Number of            Outstanding Principal        Amount Non-Performing
                                                      Loans                     Balance                   or of Concern
                                                    ------------------------------------------------------------------------
                                                                        (Dollars in Thousands)

One- to four-family......................               33                      $ 9,938                        $  --
Vacant lots..............................                7                          361                           --
                                                        --                      -------                        -----
  Total..................................               40                      $10,299                        $  --
                                                        ==                      =======                        =====

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

         COMMERCIAL/NON-RESIDENTIAL AND MULTI-FAMILY REAL ESTATE LENDING. In order to enhance the yield on and decrease the average term to maturity of its assets, the Bank originates permanent loans secured by commercial/non-residential and multi-family real estate. At December 31, 1997, $17.1 million or 5.78% of the Bank's loan portfolio consisted of permanent loans on commercial/non-residential and multi-family real estate.

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

         At December 31, 1997, the Bank had one non-residential real estate loan with a net carrying value of $2.3 million consisting of a three story office property and an adjacent commercial lot of comparable size located in Mattison, Illinois that was two payments past due. The loan was made in January 1996, and the current delinquency was precipitated by the loss of a major and several minor tenants in December 1996. The vacant space is being re-rented, however, cash flow is not yet sufficient to service the loans. In addition, at December 31, 1997 there were seventeen other multi-family and commercial real estate loans with net carrying values over $300,000, all of which were performing in accordance with their terms.

         The table below sets forth, by type of security property, the Bank's commercial/non-residential and multi-family real estate loans at December 31, 1997.

                                                                        Number of         Outstanding Principal
                                                                          Loans                  Balance
                                                                        ---------         ---------------------
                                                                                (Dollars in Thousands)

Multi-family(1).....................................                        59                    $13,596

Commercial/non-residential:
  Small business facilities and office buildings....                        16                      3,133
  Church............................................                         5                        366
                                                                            --                    -------
Total...............................................                        80                    $17,095
                                                                            ==                    =======

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

         MORTGAGE-BACKED SECURITIES. Consistent with the Bank's asset/liability policy, the Bank purchases mortgage-backed securities which primarily carry adjustable interest rates or are for short or intermediate effective terms. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Company's Annual Report filed as
Exhibit 13 hereto. Included in mortgage-backed securities are collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"), including privately issued investment grade or federal agency guaranteed CMOs and REMICs having effective terms to maturity of seven years or less. At December 31, 1997, the Bank had $36.4 million of adjustable rate mortgage-backed securities, (including CMOs and REMICs) and $75.7 million of fixed rate CMOs and REMICs with estimated average lives of less than five years.

         The Bank's holdings of mortgage-backed securities have decreased in recent years as a result of the significant increase in the Bank's loan originations. During 1997, repayments of mortgage-based securities totaling $22.1 million and sales of $4.0 million exceeded purchases of $7.0 million, with the net proceeds being used to fund loans. Since federal agency mortgage-backed securities generally carry a yield approximately 50 to 100 basis points below that of the corresponding type of residential loan (due to the implied federal agency guarantee fee and the retention of a servicing spread by the loan servicer) the Bank's asset yields have been positively affected. Should a sufficient quantity of loans not be available yields could be negatively affected.

         The following table sets forth the contractual maturities of the Bank's mortgage-backed securities (including CMO's and REMIC's) and excludes investments in adjustable rate mortgage mutual funds of $2.4 million at December 31, 1997. It should be noted that, due to anticipated prepayments, the actual maturity of the Bank's long term mortgage-backed securities will likely be significantly shorter than the contractual maturities.

                                                                            Due In
                                    ----------------------------------------------------------------------------------------
                                                      Weighted                      Weighted                     Weighted
                                                       Average                       Average                      Average
                                        1 to 3        Interest        3 to 5        Interest       5 to 10       Interest
                                         Years          Rate           Years          Rate          Years          Rate
                                    ----------------------------------------------------------------------------------------
                                                                     (Dollars in Thousands)
Federal Home Loan
 Mortgage Corporation ........        $   --            ---%        $   --            ---%        $  183         9.00% $

Federal National Mortgage
 Association .................            --              --            --              --            --              --

Real Estate Mortgage
 Investment Conduits .........         2,976            6.94            --              --           316            7.50

Government National Mortgage
 Association .................            --                            --              --            --              --

Privately issued participation
 certificates and CMO's ......            --              --         1,703            6.99         3,143            7.31
                                      ------                         -----                         -----

Total ........................        $2,976                        $1,703                        $3,642
                                      ======                        ======                        ======


                                                       Due In
                                     ------------------------------------------
                                                        Weighted                    Weighted       December 31,        Weighted
                                                         Average                     Average           1997             Average
                                         10 to 20       Interest       Over 20      Interest          Balance          Interest
                                           Years          Rate          Years         Rate          Outstanding          Rate
                                      ------------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
Federal Home Loan
 Mortgage Corporation ........             --            ---%        $ 4,115            7.14%        $  4,298            7.22%

Federal National Mortgage
 Association .................            628            7.68          4,222            7.47            4,850            7.50

Real Estate Mortgage
 Investment Conduits .........          2,098            8.23          8,212            6.21           13,602            6.71

Government National Mortgage
 Association .................             --              --          1,184            6.97            1,184            6.97

Privately issued participation
 certificates and CMO's ......          8,602            7.48         74,775            7.15           88,223            7.19
                                      -------                        -------                         --------

Total ........................        $11,328                        $92,508                         $112,157
                                      =======                        =======                         ========

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

         The largest dollar amount of the Bank's consumer loans are second mortgages and home equity lines of credit. Consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower. Terms to maturity vary up to 60 months, except for second mortgage loans which may have maturities up to 15 years. At December 31, 1997, the Bank's consumer loan balances totaled $17.2 million, or 5.81% of its loan portfolio.

         During 1997 the Bank increased its originations of second mortgage loans and home equity lines of credit. In contrast to most other types of consumer loans, the interest on these types of loans is typically fully deductible for tax purposes and, therefore, is more attractive to customers. Under the Bank's underwriting procedures, the amount of the second mortgage, when combined with the balance of the first mortgage lien, generally does not exceed 90% of the appraised value of the property at the time of the loan commitment. During 1997, the Bank began offering second mortgage amounts up to 125% of the appraised value to borrowers with excellent credit. Second mortgage loans are secured by a mortgage on the underlying real estate and carry a fixed interest rate. Home equity lines of credit carry adjustable rates indexed to the current prime rate. Underwriting procedures similar to those described under "- One- to Four-Family Residential Lending" are followed with respect to these loans. The Bank's second mortgage loans and home equity lines of credit outstanding at December 31, 1997 totaled $14.2 million or 4.80% of its loan portfolio.

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

         The Bank also offers VISA/Mastercard credit cards. At December 31, 1997, approximately 3,800 credit cards had been issued, with an aggregate outstanding balance of $1.8 million and a maximum available line of credit of $10.9 million. Minimum monthly payments are 5% of the outstanding loan balance.

         Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as credit card receivables, or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Bank's consumer loan portfolio has generally been low (at December 31, 1997, $310,000, or approximately 1.80% of the consumer loan portfolio, was 60 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

         The Bank expects to continue, subject to market conditions, its consumer lending activities as part of its plan to provide a wide range of personal financial services to its customers.

         COMMERCIAL WAREHOUSE LINE OF CREDIT. As of December 31, 1997, the Bank had two commercial warehouse lines of credit for a total commitment of $5.0 million with local mortgage origination companies. The lines of credit are for renewable one year terms at an adjustable rate of interest tied to the prime rate and carry a loan to value ratio of up to 95%. The one- to four-family residential mortgage loans serve as collateral for the line of credit. As of December 31, 1997, the mortgage origination companies had drawn $17,000 of their lines of credit.

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

         The Bank has the authority to purchase loans, mortgage-backed securities and loan participations. Although the Bank's loan purchases (in contrast to its mortgage-backed securities purchases) have been limited in recent years, as a result of significant competition for loans in the Bank's market area, the Bank may purchase loans in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Company's Annual Report filed as Exhibit 13 hereto.

         When loans have been sold, the Bank has retained the responsibility for servicing the loans. At December 31, 1997, Suburban Federal serviced $44.0 million of loans for others (including $490,000) of loans backing mortgage-backed securities still owned by Suburban Federal). During 1997, the Bank began servicing $7.6 million of loans to moderate and low income borrowers made by New Cities.

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

         During 1997, the Company sold mortgage loans to FNMA while retaining servicing, realizing proceeds of $4.3 million, gross gains of $19,000 and gross losses of $8,000. In addition, the Company recorded an additional gain of $31,000 on these sales, from the establishment of a mortgage servicing right asset in accordance with SFAS 122. During the year ended December 31, 1997, the Company amortized $24,000 of this type of asset against current servicing fee income.

         The Bank has attempted to improve loan volume by expanding its market segment into northwest Indiana through its branch office in Dyer, Indiana which opened during fiscal 1993 and into the Chicago metropolitan area and expanding its product line to include loans that carry a fixed rate for 3, 5 or 10 years and subsequently adjust on an annual basis. During 1997, the Bank began using business development officers, primarily to solicit loans within its market area and in areas of growth in surrounding communities.

         The following table shows the loan origination, purchase and repayment activities of the Bank for the periods indicated. The Bank's securitization of its loans is not included as a sale of loans or a purchase of mortgage-backed securities.

                                                          Year Ended December 31,
                                                --------------------------------------------
                                                  1997            1996               1995
                                                --------        --------           --------
                                                             (In Thousands)
Originations by type:
Adjustable rate:
   Real estate
         - one- to four-family .........        $ 81,694(1)     $ 99,723(1)        $ 42,929
         - multi-family ................             702           3,951                825
         - non-residential .............             375             363              1,673
         - construction ................           4,658           7,324              3,918
    Consumer(2) ........................           8,390          13,615             10,394
    Commercial warehouse line of credit            8,953          24,677             25,647
                                                --------        --------           --------
                  Total adjustable-rate          104,772         149,653             85,386
                                                --------        --------           --------

Fixed rate:
   Real estate
         - one- to four-family .........           6,060          12,934              8,437
         - multi-family ................             809           4,407              1,707
         - non-residential .............              34           2,340                 --
         - construction ................             185             548                 --
   Consumer ............................           4,490           2,933              3,360
                                                --------        --------           --------
                  Total fixed-rate .....          11,578          23,162             13,504
                                                --------        --------           --------
                  Total loans originated         116,350         172,815             98,890
                                                --------        --------           --------

Purchases:
 Mortgage-backed securities(3) .........           7,022          13,885             11,414
                                                --------        --------           --------
                  Total additions ......         126,841         186,700            110,304
                                                --------        --------           --------

Sales:
 Real estate:  one- to four-family .....           5,001           8,488              5,989
 Mortgage-backed securities ............           4,000          44,312              3,097
                                                --------        --------           --------
                  Total sales ..........           9,001          52,800              9,086
Principal repayments ...................          82,485          92,372             66,265
                                                --------        --------           --------
                  Total reductions .....          91,486         145,172             75,351
                                                --------        --------           --------
         Net increase ..................        $ 31,886        $ 41,528(4)        $ 34,953
                                                ========        ========           ========

(1) Includes $74.4 million and $95.6 million for fiscal 1997 and 1996, respectively, of ARMs in which the initial interest rate is fixed for five years.

(2) Consist primarily of draws on home equity lines of credit and credit cards.

(3) Includes $3.0 million in 1995 of adjustable rate mortgage-backed securities with the balance consisting of CMOs and REMICs with short and intermediate average lives.

(4) Net unrealized gains were recorded under SFAS 115 of $508,000 and $4.4 million during 1997 and 1995, respectively which increased mortgage-backed securities available for sale. During 1996, a net unrealized loss recorded under SFAS 115 of $750,000 reduced mortgage-backed securities available for sale. See Notes 1 and 6 of the Notes to Consolidated Financial Statements in the Company's Annual Report filed as Exhibit 13 hereto.

DELINQUENCIES AND NON-PERFORMING ASSETS

         DELINQUENCY PROCEDURES. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the deficiency to be cured by contacting the borrower. In most cases, deficiencies are cured promptly. Notices are mailed to borrowers who have not made payments after the 15th day of each month. A penalty of 5% (4% in the case of loans originated prior to 1987) is assessed after the 15th day (20th day in the case of loans originated prior to 1987) on loans on which interest is paid in arrears and after the end of the month on loans on which interest is paid in advance. After a payment is 30 days past due, the Bank's collections department will contact the borrower by telephone and mail. In the event a loan becomes delinquent for 60 to 90 days, it is classified as a delinquent or slow loan. In such cases, the Bank regularly reviews the loan status, the condition of the property and circumstances of the borrower. Based upon the results of its review, the Bank may negotiate and accept a repayment program with the borrower, accept a voluntary deed in lieu of foreclosure or, when deemed necessary, initiate foreclosure proceedings. If foreclosed on, real property is sold at a public sale and the Bank may bid on the property to protect its interest. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of delinquency, the borrower's ability and willingness to cooperate in curing delinquencies and the current appraisal and market value.

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

         The following table sets forth information concerning delinquent mortgage and other loans at December 31, 1997 and 1996. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue and are reflected as a percentage of total loans.

                                                                     Loans Delinquent For:
                          ---------------------------------------------------------------------------------------------------------
                                     60-89 Days                       90 Days and Over                         Total
                          --------------------------------     -------------------------------      -------------------------------
                          Number      Amount       Percent     Number      Amount      Percent      Number      Amount      Percent
                          ------      ------       -------     ------      ------      -------      ------      ------      -------
                                                                      (Dollars in Thousands)
AT DECEMBER 31, 1997
Real Estate:
 One- to four-family        11        $1,184         .40%        10        $1,234         .42%         21        $2,418       .82%
 Construction or
   development .....        --            --          --         --            --          --          --            --        --
Non Residential ....         1         2,315         .79          1            39         .01           2         2,354       .80
Consumer ...........         9            98         .03         79           212         .07          88           310       .10
                            --        ------        ----         --        ------        ----         ---        ------      ----
     Total .........        21        $3,597        1.22%        90        $1,485         .50%        111        $5,082      1.72 %
                            ==        ======        ====         ==        ======        ====         ===        ======      ====
AT DECEMBER 31, 1996
Real Estate:
 One- to four-family        11        $1,554         .64%         6        $  565         .23%         17        $2,119       .87%
 Construction or
   development .....        --            --          --          1           498         .20           1           498       .20
 Nonresidential ....        --            --          --          1            41         .02           1            41       .02
Consumer ...........        13            53         .02         68           160         .07          81           213       .09
                            --        ------        ----         --        ------        ----         ---        ------      ----
     Total .........        24        $1,607         .66%        76        $1,264         .52%        100        $2,830      1.18 %
                            ==        ======        ====         ==        ======        ====         ===        ======      ====

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

         In connection with the filing of its periodic reports with the OTS and in accordance with the classification of assets policy, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 1997, the Bank had designated $3.5 million of its assets as Special Mention, and classified $1.2 million as Substandard, $125,000 as Doubtful and $126,000 as Loss. The Bank's assets designated as special mention includes the $2.3 million office property discussed in data under the heading Commercial/Non-Residential and Multi-Formation Real Estate Lending and other residential and consumer loans. Suburban Federal's classified assets, excluding investment securities, consist of the non-performing loans and foreclosed assets discussed below. As of the date hereof, these asset classifications are consistent with those of the OTS and FDIC.

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

                                                                                   December 31,
                                                 ----------------------------------------------------------------------------------
                                                  1997               1996               1995               1994              1993
                                                 ------             ------               ----               ----             ----
                                                                                (Dollars in Thousands)
Non-accrual loans:
  One- to four-family ...............            $1,235             $  333               $ 78               $ 83             $ 13
  Construction or development .......                --                498(1)             494(1)             546(1)           879(1)
  Commercial ........................                39                 41                 --                 --               --
  Consumer and other ................               197                125                 72                 48               29
                                                 ------             ------               ----               ----             ----
     Total ..........................             1,471                997                644                677              921
                                                 ------             ------               ----               ----             ----
Foreclosed assets:
  One- to four-family ...............               135                 14                 14                 --               74
                                                 ------             ------               ----               ----             ----
     Total ..........................               135                 14                 14                 --               74
                                                 ------             ------               ----               ----             ----
Total non-performing assets .........            $1,606             $1,011               $658               $677             $995
                                                 ======             ======               ====               ====             ====
Total as a percentage of total assets              0.37%              0.25%              0.18%              0.21%            0.35%
                                                 ======             ======               ====               ====             ====


(1) Consists of a single construction loan to one builder discussed under the caption "- Construction and Development Lending."


         For the year ended December 31, 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $94,000. No interest income on such loans was included for the year ended December 31, 1997.

         OTHER ASSETS OF CONCERN. As of December 31, 1997 there were no other loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories except for the assets designated as special mention discussed above.

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

         At December 31, 1997, the Bank had an allowance for loan losses of $857,000 or 53.36% of total non-performing assets, compared to an allowance of $967,000 or 95.65% of total non-performing assets, at December 31, 1996. This adjustment was a result of the Bank's ongoing evaluation of its loan portfolio. The Recondev loan, resolved during 1997, resulted in a charge-off of $182,000. Non-performing assets at December 31, 1997 represent primarily first mortgages on single family properties which management believes are adequately secured by the underlying real estate.

         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                                Year Ended December 31,
                                                       ----------------------------------------------------------------------
                                                        1997            1996            1995             1994            1993
                                                       -----            ----           -----            -----            ----
                                                                                 (Dollars in Thousands)
Balance at beginning of period ..............          $ 967            $773           $ 735            $ 631            $438

Provision for loan losses:
 Real estate ................................             69              94              14              (49)             91
 Consumer ...................................            111              99              63              107              50
                                                       -----            ----           -----            -----            ----
                                                         180             193              77               58             141
                                                       -----            ----           -----            -----            ----
Loans charged off:
  Real estate ...............................            182               5              --               --              --
  Consumer ..................................            119              64              39               29              18
                                                       -----            ----           -----            -----            ----

    Total loans charged off .................            301              69              39               29              18
                                                       -----            ----           -----            -----            ----

Recoveries ..................................             11              70              --               75              70
                                                       -----            ----           -----            -----            ----

  Net charge offs ...........................           (290)              1             (39)              46              52
                                                       -----            ----           -----            -----            ----

Balance at end of period ....................          $ 857            $967           $ 773            $ 735            $631
                                                       =====            ====           =====            =====            ====

Ratio of net charge-offs during the period to
  average loans outstanding during the period            .11%            --%             .03%             --%             --%
                                                       =====            ====           =====            =====            ====
Ratio of allowance for loan losses to total
  non-performing assets at the end of period           53.36%           95.65%         117.48%          108.57%          63.42%
                                                       ======           ======         =======          =======          ======
Ratio of allowance for loan losses to non-
  performing loans at end of period .........          58.26%           96.99%         120.03%          108.57%          68.51%
                                                       ======           ======         =======          =======          ======

         The distribution of the Bank's allowance for loan losses on loans at the dates indicated is summarized as follows:


                                                                     December 31,
                              ----------------------------------------------------------------------------------------
                                          1997                          1996                           1995
                              ----------------------------------------------------------------------------------------
                                                 Percent                        Percent                       Percent
                                               of Loans                       of Loans                      of Loans
                                                in Each                        in Each                       in Each
                                               Category                       Category                      Category
                                               to Total                       to Total                      to Total
                                 Amount          Loans         Amount           Loans         Amount          Loans
                              ----------------------------------------------------------------------------------------
                                                                  (In thousands)
Real Estate:
  Construction........         $    --             3.36%       $ 403              3.53%     $   403             2.99%
  Other...............             591            90.82          293             89.68          157            86.92
                               -------           ------        -----            ------      -------           ------
    Total Real Estate.             591            94.18          696             93.21          560            89.91
Consumer and other....             266             5.82          271              6.79          213            10.09
                               -------           ------        -----           -------      -------           ------
     Total............         $   857           100.00%       $ 967            100.00%     $   773           100.00%
                               =======           ======        -----            ======      =======           ======


                                                      December 31,
                             --------------------------------------------------------
                                        1994                           1993
                             --------------------------------------------------------
                                                Percent                       Percent
                                              of Loans                      of Loans
                                               in Each                       in Each
                                              Category                      Category
                                              to Total                      to Total
                               Amount           Loans         Amount          Loans
                             --------------------------------------------------------
                                                   (In thousands)
Real Estate:
  Construction........        $  403              4.18%       $ 347             4.88%
  Other...............           143             86.56          173            86.86
                              ------             -----        -----            -----
    Total Real Estate.           546             90.74          520            91.74
Consumer and other....           189              9.26          111             8.26
                              ------            ------        -----           ------
     Total............        $  735            100.00%       $ 631           100.00%
                              ======            ======        =====           ======

INVESTMENT ACTIVITIES

         As a part of its asset/liability management strategy, the Company invests in short-term investments such as interest-bearing deposits and U.S. government securities and, to a lesser extent, investment securities such as investment grade corporate obligations. The Company also invests, to a limited degree, in equity securities of financial companies.

         The Bank is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other securities investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Company's Annual Report filed as Exhibit 13 hereto. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of December 31, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 5.00% as compared to the current OTS requirement of 4.00%. See "Regulation - Liquidity."

         The following table sets forth the composition of the Company's investment securities at the dates indicated.

                                                                               December 31,
                                            -----------------------------------------------------------------------------------
                                                      1997                         1996                          1995
                                            -----------------------------------------------------------------------------------
                                              Book          % of            Book          % of            Book          % of
                                              Value         Total           Value         Total           Value         Total
                                             -------        ------         -------        ------         -------        ------
                                                                          (Dollars in Thousands)
Cash equivalents:
  FHLB daily investment .............        $ 3,911         22.76%        $ 5,307         30.55%        $ 8,911         43.53%

Investment securities:
  U.S. government and
   agency securities ................        $ 4,968         28.91%        $ 3,974         22.87%        $ 5,954         29.08%
  FHLMC and FNMA preferred stock ....          1,674          9.74           2,625         15.11           1,553          7.59
  Corporate securities:
    Equity securities ...............          2,735         15.92           2,065         11.89           1,908          9.32
    Fixed rate ......................             49           .29             102           .59             100           .49
                                             -------        ------         -------        ------         -------        ------
Subtotal ............................          9,426         54.86           8,766         50.46           9,515         46.48
                                             -------        ------         -------        ------         -------        ------

FHLB stock ..........................          3,845         22.38           3,300         18.99           2,045          9.99
                                             -------        ------         -------        ------         -------        ------
   Total cash equivalents, investment
      securities and FHLB stock .....        $17,182        100.00%        $17,373        100.00%        $20,471        100.00%
                                             =======        ======         =======        ======         =======        ======

Average remaining life or term to
repricing, excluding FHLB stock,
FHLMC and FNMA preferred stock
and corporate securities................    0.57 years                   0.52 years                     1.10 years

         The composition and maturities of the Company's investment securities, excluding FHLB of Chicago stock, FHLMC and FNMA preferred stock and corporate securities are indicated in the following table.

                                                                       December 31, 1997
                                       ----------------------------------------------------------------------------------------
                                       Less Than        1 to 5         5 to 10      Over 10              Total Investment
                                        1 Year           Years          Years        Years                  Securities
                                        ------           -----          -----        -----          ---------------------------
                                       Book Value      Book Value    Book Value    Book Value       Book Value       Fair Value
                                       ----------      ----------    ----------    ----------       ----------       ----------
                                                                    (Dollars in Thousands)
U.S. government and
 agency securities..............         $3,989           $979          $  --          $  --           $4,968            $4,974
                                         ------           ----          -----          -----           ------            ------

Total investment securities.....         $3,989           $979          $  --          $  --           $4,968            $4,974
                                         ======           ====          =====          =====           ======            ======

Weighted average yield..........          4.98%          6.85%             -- %           -- %          5.34 %
                                          ====           ====           =====          =====           =====

         The Company's investment securities at December 31, 1997 contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Company's capital, excluding securities issued by the United States Government, or its agencies.

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

         In setting rates, Suburban Federal regularly evaluates (i) its internal costs of funds, (ii) the rates offered by competing entities, (iii) its investment and lending opportunities and (iv) its liquidity position. In order to decrease the volatility of its deposits, Suburban Federal imposes stringent penalties on early withdrawal on its certificates of deposit. Suburban Federal has no brokered deposits and has no present intention to solicit additional such deposits.

         The following table sets forth the savings flows at the Bank during the periods indicated.

                                     Year Ended December 31,
                         -----------------------------------------------
                            1997               1996               1995
                         ---------          ---------          ---------
                                     (Dollars in Thousands)
Opening balance .        $ 309,581          $ 288,955          $ 256,669
Deposits ........          942,469            941,499            900,441
Withdrawals .....         (948,164)          (932,673)          (877,920)
Interest credited           12,770             11,800              9,765
                         ---------          ---------          ---------

Ending balance ..        $ 316,656          $ 309,581          $ 288,955
                         =========          =========          =========

Net increase ....        $   7,075          $  20,626          $  32,286
                         =========          =========          =========

Percent increase              2.29%              7.14%             12.58%
                         =========          =========          =========

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

                                                                          December 31,
                                      ------------------------------------------------------------------------------------
                                                1997                         1996                         1995
                                      ------------------------------------------------------------------------------------
                                                    Percent of                    Percent of                     Percent of
                                      Amount          Total          Amount         Total           Amount         Total
                                     --------        ------         --------        ------         --------        ------
                                                                  (Dollars in Thousands)
Checking and Passbook Accounts:

Passbook accounts ...........        $ 52,180         16.48%        $ 54,552         17.62%        $ 55,361         19.16%
Money market ................          12,652          4.00           14,630          4.73           13,188          4.57
NOW and checking accounts ...          40,444         12.77           40,851         13.19           39,858         13.79
Non-interest bearing deposits           9,545          3.01            9,615          3.11            9,589          3.32
                                     --------        ------         --------        ------         --------        ------
    Total Non-Certificates ..         114,821         36.26          119,648         38.65          117,996         40.84
                                     --------        ------         --------        ------         --------        ------

Certificates:

 2.00 - 3.99% ...............             255           .08              514           .16              561           .19
 4.00 - 5.99% ...............         150,843         47.64          129,932         41.97           85,724         29.67
 6.00 - 7.99% ...............          50,261         15.87           59,029         19.07           84,385         29.20
 8.00 - 9.99% ...............             476           .15              458           .15              289           .10
                                     --------        ------         --------        ------         --------        ------
    Total Certificates ......         201,835         63.74          189,933         61.35          170,959         59.16
                                     --------        ------         --------        ------         --------        ------
    Total Deposits ..........        $316,656        100.00%        $309,581        100.00%        $288,955        100.00%
                                     ========        ======         ========        ======         ========        ======

         The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 1997.

                                2.00-            4.00-               6.00-            8.00-                              Percent
                                3.99%            5.99%               7.99%            9.99%             Total            of Total
                                ----            --------            -------           -----            --------          --------
                                                                   (Dollars in Thousands)
Certificate accounts
maturing in quarter
ending:

March 31, 1998 ......           $171            $ 20,358            $ 8,262            $ 78            $ 28,869            14.30%
June 30, 1998 .......              8              14,960                373              98              15,439             7.65
September 30, 1998 ..              7              22,841              1,041             111              24,000            11.89
December 31, 1998 ...             --              13,285             11,429              --              24,714            12.24
March 31, 1999 ......             69              22,061                770              --              22,900            11.35
June 30, 1999 .......             --              21,279                697              --              21,976            10.89
September, 30, 1999 .             --              10,088              2,625              17              12,730             6.31
December 31, 1999 ...             --               8,737              2,669             172              11,578             5.74
March 31, 2000 ......             --               6,532              8,759              --              15,291             7.58
June 30, 2000 .......             --               4,611              4,591              --               9,202             4.56
September 30, 2000 ..             --                 777              2,968              --               3,745             1.85
December 31, 2000 ...             --               1,956              1,702              --               3,658             1.81
Thereafter ..........             --               3,358              4,375              --               7,733             3.83
                                ----            --------            -------            ----            --------           ------
     Total ..........           $255            $150,843            $50,261            $476            $201,835           100.00%
                                ====            ========            =======            ====            ========           ======
     Percent of Total           0.13%              74.74%             24.90%           0.23%
                                ====            ========            =======            ====

         The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of December 31, 1997.

                                                                        Maturity
                                                  ----------------------------------------------------
                                                                  Over          Over
                                                  3 Months       3 to 6        6 to 12         Over
                                                  or Less        Months        Months        12 months        Total
                                                  -------        ------        ------        ---------        -----
                                                                          (In Thousands)
Certificates of deposit
 less than $100,000......................        $25,235       $13,908        $44,019       $ 94,794       $177,956

Certificates of deposit
 of $100,000 or more.....................          3,634         1,531          4,695         14,019         23,879
                                                --------      --------       --------       --------     ----------
    Total certificates of deposit........        $28,869       $15,439        $48,714       $108,813       $201,835
                                                 =======       =======        =======       ========       ========

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

         In 1992 the Bank established an Employee Stock Ownership Plan ("ESOP"). The ESOP was funded by the proceeds from a $624,000 loan from an unaffiliated third party lender. During 1994, the Company replaced the original lender and refinanced the loan on essentially the same terms as the original loan. The loan carries an interest rate of one-half percent above the prime rate, and matures in 1999. The loan is secured by the shares of the Company's Common Stock purchased with the loan proceeds. The Bank intends to continue to make contributions to the ESOP sufficient to allow the ESOP to fund the debt service requirements of the loan. At December 31, 1997, the balance of the ESOP loan was $81,000.

         During 1996 and 1997, advances from the FHLB increased to originate adjustable rate mortgage loans. If additional funds were required by the Bank, management believes that credit would be available from the FHLB.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances, securities sold under agreements to repurchase and other borrowings at the dates indicated.

                                                                                   Year Ended December 31,
                                                                     --------------------------------------------------
                                                                       1997                 1996                  1995
                                                                       ----                 ----                  ----
                                                                                      (In Thousands)
Maximum Balance:
FHLB advances..........................................              $76,900              $58,600              $34,200
Securities sold under agreements to repurchase.........                7,389                7,895               12,420
Other borrowings.......................................                5,000                  ---                  ---

Average Balance:
FHLB advances..........................................              $59,339              $53,137              $27,001
Securities sold under agreements to repurchase.........                6,352                7,043               10,885
Other borrowings.......................................                3,263                  ---                  ---


         The following table sets forth certain information as to the Bank's FHLB advances and other borrowings at the dates indicated.

                                                                     Year Ended December 31,
                                                         ---------------------------------------------
                                                           1997               1996               1995
                                                         -------            -------            -------
                                                                         (In Thousands)
FHLB advances ................................           $76,200            $55,500            $34,200
Securities sold under agreements to repurchase             3,844              7,438              9,227
Other borrowings .............................             5,000                 --                 --
                                                         -------            -------            -------
  Total borrowings ...........................           $85,044            $62,938            $43,427
                                                         =======            =======            =======
Weighted average interest rate of borrowings .              6.03%              5.89%              5.82%

SUBSIDIARY ACTIVITIES

         As a federally chartered savings bank, Suburban Federal is permitted by OTS regulations to invest up to 2% of its assets, or $8.7 million at December 31, 1997, in the stock of, or unsecured loans to, service corporation subsidiaries. As of such date, the net book value of Suburban Federal's investment in its service corporations was $374,000. Suburban Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes.

         Suburban Federal has two wholly owned subsidiaries and one second tier subsidiary engaged in real estate appraisals and the marketing of insurance products. The following is a description of the subsidiaries' principal activities.

         South Suburban Securities Corporation ("SSSC") offers appraisal and inspection services to the general public. The Bank does not utilize these services for use in its loan underwriting. At December 31, 1997, the Bank had an equity deficit of $6,000 in SSSC. In addition, SSSC markets property, casualty, liability and whole life insurance products, tax-deferred annuities and financial services on an agency basis to the Bank's customers through its wholly owned subsidiary, Suburban Insurance Resources Agency, Inc. ("SIRA"). At December 31, 1997, SSSC had an equity deficit of $31,000 in SIRA. For the year ended December 31, 1997, SSSC had a net profit of $64,000.

         The Bank is required to deduct from capital, in determining the Bank's capital requirements, its investment in SSSC and SIRA. See "Regulation - Regulatory Capital Requirements."

         Suburban Mortgage Services ("SMS") was formed in April 1988 to operate as a mortgage company, but is currently inactive. Management has no current intention to activate this subsidiary. At December 31, 1997, the Bank had an equity investment of $200,000 in SMS.

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

         FEDERAL REGULATION OF SAVINGS ASSOCIATIONS. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of March 31, 1997 and October 31, 1991, respectively. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended December 31, 1997 was $96,000.

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

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1997, the Bank's lending limit under this restriction was $3.9 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 1997, the Bank had $87,000 of intangible assets which resulted from deposit base purchases by the Bank.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. As of December 31, 1997, the Bank had approximately $74,000 in investments in and advances to subsidiaries that were excluded from capital.

         At December 31, 1997, the Bank had tangible capital of $26.1 million, or 5.99% of adjusted total assets, which is approximately $19.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1997, the Bank had $15,000 of intangibles which were allowed to be added to tangible capital in computing core capital.

         At December 31, 1997, the Bank had core capital equal to $26.1 million, or 5.99% of adjusted total assets, which is approximately $13.0 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1997, the Bank had no capital instruments that qualified as supplementary capital and $708,000 of general loss reserves, which was less than 0.36% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Suburban Federal had no such exclusions from capital and assets at December 31, 1997.

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

         On December 31, 1997, Suburban Federal had total capital of $26.8 million (including $26.1 million in core capital and $708,000 in qualifying supplementary capital) and risk-weighted assets of $196.4 million; or total capital of 13.65% of risk-weighted assets. This amount was approximately $11.1 million above the 8% requirement in effect on that date.

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

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns. See "- Regulatory Capital Requirements."

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

         LIQUIDITY. All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1997, the Bank was in compliance with the requirement, with an overall liquid asset ratio of 5.00%.

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

         QUALIFIED THRIFT LENDER TEST. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1997, the Bank met the test and has always met the test since its effectiveness.

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

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in 1997 and received a rating of outstanding.

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

         If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

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

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1997, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 1997, the Bank had $3.8 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 6.41% and were 6.81% for calendar year 1997.

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

         For the year ended December 31, 1997, dividends paid by the FHLB of Chicago to the Bank totaled $234,000, which constitute a $64,000 increase over the amount of dividends received in calendar year 1996. The $66,000 dividend received for the quarter ended December 31, 1997, reflects an annualized rate of 7.00%, or .24% above the average rate for calendar 1996.

         FEDERAL AND STATE TAXATION. Prior to 1997, savings associations such as the Bank that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) was computed under either the experience method or the percentage of taxable income method (based on an annual election).

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

         Under the percentage of taxable income method, the percentage bad debt deduction could not exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equaled the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year.

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

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1997, the Bank's Excess for tax purposes totaled approximately $5.3 million.

         The Company and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. In the past, savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group were required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

         The Company and its consolidated subsidiaries have not been audited by the IRS with respect to consolidated federal income tax returns for the last five years. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Company) would not result in a deficiency which could have a material adverse effect on the financial condition of the Company and its consolidated subsidiaries.

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

          NAME                                         POSITION WITH COMPANY
---------------------------------------------------------------------------------------------------------
Daniel P. Ryan                                    President, Chief Executive Officer and Managing Officer

Byron G. Thoren                                   Executive Vice President and Chief Operating Officer

Steven E. Stock                                   Senior Vice President, Chief Financial Officer and
                                                  Treasurer

Peter A. Ruhl                                     Senior Vice President - Lending and Savings

Lester J. Wolf                                    Senior Vice President - Human Resources and Marketing

Ronald LeClaire                                   Senior Vice President - Customer Service


         DANIEL P. RYAN. Mr. Ryan, age 57, is the President, Chief Executive Officer and Managing Officer of the Company and the Bank and has held such positions with the Company since its inception in 1991 and with the Bank since 1986. Mr. Ryan joined the Bank in 1973. Mr. Ryan was elected Chairman of the Board of Directors of the Company and the Bank in 1996.

         BYRON G. THOREN. Mr. Thoren, age 50, is Executive Vice President and Chief Operating Officer of the Company, the Bank, SSSC and SIRA, and Vice President and Director of SMS. He has held such positions since 1988, except for the Company which was formed in 1991. Mr. Thoren is responsible for the operations and security of the Bank and SIRA. He joined the Bank in 1978.

         STEVEN E. STOCK. Mr. Stock, age 48, is Senior Vice President, Chief Financial Officer and Treasurer of the Company and the Bank. He is responsible for the accounting and investment functions of the Company and the Bank. Mr. Stock joined the Bank in 1991. Prior to joining the Bank, Mr. Stock was Senior Vice President and Chief Financial Officer of Home Federal Bank for Savings, Waukegan, Illinois for three years, Senior Vice President and Chief Financial Officer of Uptown Federal Savings, Niles, Illinois and Vice President/Treasurer of Ben Franklin/Palatine Savings prior to its merger with Uptown Savings.

         PETER A. RUHL. Mr. Ruhl, age 52, is Senior Vice President of the Company, the Bank, SSSC and SIRA, and is a Director of SMS. He has held such positions since 1987, except for the Company which was formed in 1991. Mr. Ruhl is responsible for the savings and lending functions of the Bank. Mr. Ruhl joined the Bank in 1977.

         LESTER J. WOLF. Mr. Wolf, age 62, is Senior Vice President - Human Resource and Marketing of the Company, the Bank, SSSC and SIRA, positions he has held since 1987, except for the Company which was formed in 1991. Mr. Wolf joined the Bank in 1977.

         RONALD LECLAIRE. Mr. LeClaire, age 41, is Senior Vice President of Customer Service of the Company, the Bank, SSSC and SIRA. He has held this position since May of 1997. Mr. LeClaire joined the Bank in 1978.

EMPLOYEES

         At December 31, 1997, the Bank and its subsidiaries had a total of 140 full-time and 157 part-time employees. None of the Bank's employees are represented by any collective bargaining group. Management considers its employee relations to be good.

ITEM 2.           PROPERTIES

         The following table sets forth information relating to each of the Bank's properties. The total net book value of the Bank's premises and equipment at December 31, 1997 was $5.0 million.

                                                                               Date                  Net Book Value at
        Location                              Owned or Leased             Acquired/Leased            December 31, 1997
---------------------------------------------------------------------------------------------------------------------------
Home Office:
  3301 West Vollmer Road                      Leased - expires 2007           1984                     $   183,000
  Flossmoor, Illinois

Branch Offices:
  154th at Broadway(1)                        Owned                           1965                         799,000
  Harvey, Illinois

  13323 S. Baltimore Avenue                   Owned                           1973                         280,000
  Chicago, Illinois

  162nd & School Streets                      Owned                           1977                         254,000
  South Holland, Illinois

  7101 W. 127th Street                        Owned                           1977                         312,000
  Palos Heights, Illinois

  170th at South Park Avenue                  Owned                           1987                         380,000
  South Holland, Illinois

  16145 S. State Street                       Leased - expires 2003           1991(2)                       79,000
  South Holland, Illinois

  16039 S. Harlem                             Leased - expires 2003           1991(2)                       74,000
  Tinley Park, Illinois

  2345 W. 183rd Street                        Leased - expires 2003           1991(2)                       77,000
  Homewood, Illinois

  1111 E. Exchange Road                       Leased - expires 2003           1991(2)                       72,000
  Crete, Illinois

                                                                               Date                  Net Book Value at
        Location                              Owned or Leased             Acquired/Leased            December 31, 1997
---------------------------------------------------------------------------------------------------------------------------
  1218 Sheffield Avenue                       Leased - expires 2002           1993(2)                      133,000
  Dyer, Indiana

  10S660 State Route 83                       Owned                           1995                         852,000
  Hinsdale, Illinois

Other Property:
  197th and Governor's Highway                Owned                           1974-1977                    409,000
  Flossmoor, Illinois


(1)      Also the Bank's administrative office.

(2)      Full service branch facilities located in a local grocery store chain.


         The Bank's accounting and record keeping activities are maintained on an on-line basis with an independent service bureau. The net book value of the data processing and computer equipment utilized by the Bank at December 31, 1997 was approximately $160,000.

ITEM 3. LEGAL PROCEEDINGS

         The Bank is, from time to time, a party to certain lawsuits arising in the ordinary course of its business. The Bank believes that none of these other lawsuits would, if adversely determined, have a material adverse effect on its financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1997.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Page 44 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

         Pages 6 through 8 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Pages 10 through 19 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Pages 20 through 42 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, except for the information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year. Information concerning executive officers of the Registrant who are not directors is incorporated by reference from Part I of this Form 10-KSB under the caption "Executive Officers of the Registrant Who Are Not Directors."

ITEM 11. EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, except for the information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, except for the information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, except for the information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)  FINANCIAL STATEMENTS:

         The following information appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1997, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

                                                                                                              Pages in
                                                                                                               Annual
              Annual Report Section                                                                            Report
              ---------------------                                                                            ------
Independent Auditors' Report...............................................................................     20
Consolidated Statements of Financial Condition
  at December 31, 1997 and 1996............................................................................     21
Consolidated Statements of Earnings for the Years Ended
  December 31, 1997, 1996 and 1997.........................................................................     22
Consolidated Statement of Changes in Stockholders' Equity
  for the Years Ended December 31, 1997, 1996 and 1995.....................................................     23
Consolidated Statements of Cash Flows for Years Ended
  December 31, 1997, 1996 and 1995.........................................................................     24
Notes to Consolidated Financial Statements.................................................................     25-42

         (a) (2)  FINANCIAL STATEMENT SCHEDULES:

         All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

         (a)(3)  EXHIBITS


                                                                                              REFERENCE TO PRIOR
     REGULATION                                                                                FILING OR EXHIBIT
     S-K EXHIBIT                                                                                    NUMBER
       NUMBER                                       DOCUMENT                                    ATTACHED HERETO
----------------------------------------------------------------------------------------------------------------

          2          Plan of acquisition, reorganization, arrangement, liquidation or                None
                     succession
        3(a)         Articles of Incorporation                                                         *
        3(b)         By-Laws                                                                           *
          4          Instruments defining the rights of security holders, including                    *
                     debentures
          9          Voting Trust Agreement                                                          None
         10          Material contracts
                       1995 Stock Option and Incentive Plan                                          *****
                       1993 Officers' Incentive Plan                                                  ***
                       1992 Officers' Incentive Plan                                                  ***
                       Employment Agreements and Change in Control Agreements                        ****
                       1991 Stock Option and Incentive Plan                                            *
                       Bank Incentive Plan and Trusts                                                  *
         11          Statement regarding computation of per share earnings                           None
         12          Statements regarding computation of ratios                                      None
         13          Annual Report to Security Holders                                                13
         16          Letter regarding change in certifying accountants                               None
         18          Letter regarding change in accounting principles                                None
         21          Subsidiaries of Registrant                                                       ***
         22          Published report regarding matters submitted to vote of security                None
                     holders
         23          Consents of Experts and Counsel                                                  23
         24          Power of Attorney                                                               None
         27          Financial Data Schedule                                                          27
         99          Additional Exhibits                                                             None


---------------

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

(b)      REPORTS ON FORM 8-K

         A report on Form 8-K was filed on January 8, 1998 for the press release issued by the Company on December 29, 1997 announcing the execution of a definitive agreement pursuant to which SuburbFed will merge with and into Citizens Financial Services, FSB.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SUBURBFED FINANCIAL CORP.


                            By:/s/ Daniel P. Ryan
                               ------------------------------------------------
                            Daniel P. Ryan, President,
                             Chief Executive Officer and Chairman of the Board
                            (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Daniel P. Ryan                                         /s/ Steven E. Stock
---------------------------------------------------        -------------------------------------------------------
Daniel P. Ryan, President,                                 Steven E. Stock, Senior Vice President
 Chief Executive Officer and Chairman of the Board          and Chief Financial Officer
(Principal Executive Officer)                              (Principal Financial and Accounting Officer)

Date:    March 30, 1998                                    Date:    March 30, 1998
         ----- --                                                   ----- --

/s/ Vernon P. Vollbrecht                                   /s/ Douglas L. Dance
---------------------------------------------------        -------------------------------------------------------
Vernon P. Vollbrecht, Vice Chairman of the Board           Douglas L. Dance, Director

Date:    March 30, 1998                                    Date:    March 30, 1998
         ----- --                                                   ----- --

/s/ Robert J. Genetski                                     /s/ Robert L. Harris
---------------------------------------------------        -------------------------------------------------------
Robert J. Genetski, Director                               Robert L. Harris, Director

Date:    March 30, 1998                                    Date:    March 30, 1998
         ----- --                                                   ----- --

/s/ Bruce E. Huey                                          /s/ Raymond J. Kalinsky
---------------------------------------------------        -------------------------------------------------------
Bruce E. Huey, Director                                    Raymond J. Kalinsky, Director

Date:    March 30, 1998                                    Date:    March 30, 1998
         ----- --                                                   ----- --

/s/ Michael L. Lowenthal                                   /s/ William E. Ricketts
---------------------------------------------------        -------------------------------------------------------
Michael L. Lowenthal, Director                             William E. Ricketts, M.D., Director

Date:    March 30, 1998                                    Date:    March 30, 1998
         ----- --                                                   ----- --

/s/ Alan L. Wischover                                      /s/ Paula Wolff
---------------------------------------------------        -------------------------------------------------------
Alan L. Wischhover, Director                               Paula Wolff, Director

Date:    March 30, 1998                                    Date:    March 30, 1998
         ----- --                                                   ----- --