Form 10-K405/A
period 1997-12-31
SUBURBFED FINANCIAL CORP
filed 1998-05-11
CIK 881397

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-K/A


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

                       DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-K - Annual Report to Stockholders for the fiscal year ended December 31, 1997.

PART III of Form 10-K - Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1997.

     The purpose of this amendment on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Form 10-K") of SuburbFed Financial Corp. is to revise Items 1, 7 and 8 of the Form 10-K.

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



                                                                               December 31,
                                            --------------------------------------------------------------------------------------
                                                      1997                         1996                           1995
                                            -----------------------        -----------------------        ------------------------
                                             Amount         Percent         Amount         Percent         Amount          Percent
                                             ------         -------         ------         -------         ------          -------
                                                                            (Dollars in Thousands)
Real Estate Loans ...................
 One- to four-family ................       $ 251,223         84.96%       $ 201,110         82.58%       $ 120,652         80.68%
 Construction or development ........          10,299          3.48            8,988          3.69            4,471          2.99
 Commercial/non-residential .........           3,499          1.18            3,559          1.46            2,579          1.72
 Multi-family .......................          13,596          4.60           13,463          5.53            6,799          4.55
                                            ---------        ------        ---------        ------        ---------        ------
     Total real estate loans ........         278,617         94.22          227,120         93.26          134,501         89.94
                                            ---------        ------        ---------        ------        ---------        ------
Other Loans:
 Consumer Loans:
 Second mortgages and home equity
  lines of credit ...................          14,212          4.80           12,111          4.97            9,896          6.62
  Credit Card .......................           1,711           .58            1,918          0.79            2,093          1.40
  Other .............................           1,145           .39            1,167          0.48            1,324           .89
                                            ---------        ------        ---------        ------        ---------        ------
     Total consumer loans ...........          17,068          5.77           15,196          6.24           13,313          8.91
  Commercial warehouse line of credit              17           .01            1,229          0.50            1,724          1.15
                                            ---------        ------        ---------        ------        ---------        ------
     Total other loans ..............          17,085          5.78           16,425          6.74           15,037         10.06
                                            ---------        ------        ---------        ------        ---------        ------
     Total loans receivable .........         295,702        100.00 %        243,545        100.00%         149,538        100.00%
                                                             ======                         ======                         ======
Less:
 Loans in process ...................           3,042                          2,158                          1,155
 Net deferred yield adjustments .....          (1,703)                        (1,288)                          (237)
 Allowance for losses ...............             731                            860                            712
                                            ---------                      ---------                      ---------
 Total loans receivables, net .......       $ 293,632                      $ 241,815                      $ 147,908
                                            =========                      =========                      =========




                                                              December 31,
                                            -------------------------------------------------
                                                    1994                       1993
                                             --------------------        --------------------
                                             Amount       Percent        Amount       Percent
                                             ------       -------        ------       -------
                                                         (Dollars in Thousands)
Real Estate Loans
 One- to four-family ................       $ 88,116        81.03%       $74,179        82.11%
 Construction or development ........          4,543         4.18          4,407         4.88
 Commercial/non-residential .........          1,361         1.25          1,591         1.76
 Multi-family .......................          4,688         4.31          2,706         3.00
 ....................................       --------       ------        -------       ------
     Total real estate loans ........         98,708        90.77         82,883        91.75
                                            --------       ------        -------       ------
Other Loans:
 Consumer Loans:
 Second mortgages and home equity
  lines of credit ...................          5,678         5.22          4,397         4.87
  Credit Card .......................          2,107         1.94          2,037         2.26
  Other .............................            744          .68            815          .90
                                            --------       ------        -------       ------
     Total consumer loans ...........          8,529         7.84          7,249         8.03
  Commercial warehouse line of credit          1,507         1.39            202          .22
                                            --------       ------        -------       ------
     Total other loans ..............         10,036         9.23          7,451         8.25
                                            --------       ------        -------       ------
     Total loans receivable .........        108,744       100.00%        90,334       100.00%
                                                           ======                      ======
Less:
 Loans in process ...................          2,123                       1,512
 Net deferred yield adjustments .....            293                         558
 Allowance for losses ...............            698                         612
                                            --------                     -------
 Total loans receivables, net .......       $105,630                     $87,652
                                            ========                     =======

         The following table shows the composition of the Bank's loan portfolios by fixed and adjustable rate at the dates indicated.


                                                                                   December 31,
                                                   -------------------------------------------------------------------------------
                                                           1997                        1996                          1995
                                                  ----------------------        ---------------------       -----------------------
                                                   Amount        Percent        Amount        Percent        Amount         Percent
                                                  ---------       ------       ---------       ------       ---------       ------
                                                                               (Dollars in Thousands)
Fixed Rate Loans:
Real estate:
 One- to four-family .......................      $  35,211        11.91%      $  40,570        16.66%      $  46,538        31.12%
 Construction or development ...............            361          .12             893          .37             555          .37
 Commercial/non-residential ................          2,527          .86           2,536         1.04             443          .30
 Multi-family ..............................          8,543         2.89           9,617         3.95           5,796         3.87
                                                  ---------       ------       ---------       ------       ---------       ------
     Total real estate loans ...............         46,642        15.78          53,616        22.02          53,332        35.66
Consumer and other .........................          4,884         1.65           6,117         2.51           5,364         3.59
                                                  ---------       ------       ---------       ------       ---------       ------
     Total fixed-rate loans ................         51,526        17.43          59,733        24.53          58,696        39.25
                                                  ---------       ------       ---------       ------       ---------       ------

Adjustable-Rate Loans:
Real estate:
 One- to four-family (1) ...................      $ 216,012        73.05%      $ 160,540        65.92%      $  74,114        49.56%
 Construction or development ...............          9,938         3.36           8,095         3.32           3,916         2.62
 Commercial/non-residential ................            972          .32           1,023          .42           2,136         1.43
 Multi-family ..............................          5,053         1.71           3,846         1.58           1,003          .67
                                                  ---------       ------       ---------       ------       ---------       ------
     Total adjustable-rate real estate loans        231,975        78.44         173,504        71.24          81,169        54.28
Consumer and other .........................         12,201         4.13          10,308         4.23           9,673         6.47
                                                  ---------       ------       ---------       ------       ---------       ------
     Total adjustable-rate loans ...........        244,176        82.57         183,812        75.47          90,842        60.75
                                                  ---------       ------       ---------       ------       ---------       ------
     Total loans ...........................        295,702       100.00%      $ 243,545       100.00%        149,538       100.00%
                                                                  ======                       ======                       ======

Less:
 Loans in process ..........................          3,042                        2,158                        1,155
 Net deferred yield adjustments ............         (1,703)                      (1,288)                        (237)
 Allowance for loan losses .................            731                          860                          712
                                                  ---------                    ---------                    ---------
    Total loans receivable, net ............      $ 293,632                    $ 241,815                    $ 147,908
                                                  =========                    =========                    =========




                                                                   December 31,
                                                   ----------------------------------------------
                                                          1994                      1993
                                                   -------------------       --------------------
                                                   Amount      Percent       Amount       Percent
                                                   ------      -------       ------       -------
                                                             (Dollars in Thousands)
Fixed Rate Loans:
Real estate:
 One- to four-family .......................      $ 51,271       47.15%      $59,463       65.82%
 Construction or development ...............           679         .62         1,427        1.58
 Commercial/non-residential ................           497         .46           949        1.05
 Multi-family ..............................         4,352        4.00         2,350        2.60
                                                  --------      ------       -------      ------
     Total real estate loans ...............        56,799       52.23        64,189       71.05
Consumer and other .........................         3,218        2.96         4,054        4.49
                                                  --------      ------       -------      ------
     Total fixed-rate loans ................        60,017       55.19        68,243       75.54
                                                  --------      ------       -------      ------

Adjustable-Rate Loans:
Real estate:
 One- to four-family (1) ...................      $ 36,845       33.88%      $14,716       16.29%
 Construction or development ...............         3,864        3.56         2,980        3.30
 Commercial/non-residential ................           859         .79           642         .71
 Multi-family ..............................           341         .31           356         .40
                                                  --------      ------       -------      ------
     Total adjustable-rate real estate loans        41,909       38.54        18,694       20.70
Consumer and other .........................         6,818        6.27         3,397        3.76
                                                  --------      ------       -------      ------
     Total adjustable-rate loans ...........        48,727       44.81        22,091       24.46
                                                  --------      ------       -------      ------
     Total loans ...........................       108,744      100.00%       90,334      100.00%
                                                                ======                    ======

Less:
 Loans in process ..........................         2,123                     1,512
 Net deferred yield adjustments ............           293                       558
 Allowance for loan losses .................           698                       612
                                                  --------                   -------
    Total loans receivable, net ............      $105,630                   $87,652
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
                                                 ========                     =======                         =======



                                                                    Consumer
                                                                   and Other                             Total
                                                         ------------------------------------------------------------------
                                                                            Weighted                               Weighted
                                                                             Average                               Average
                                                           Amount             Rate               Amount              Rate
                                                           ------             ----               ------              ----
                                                                             (Dollars in Thousands)

Three months or less ...................                  $   470            13.33%            $  1,787             9.89%
More than three months through
 six months ............................                       91            11.93                1,321             9.35
More than six months through one year(1)                    1,142             9.24                5,815             9.58
More than one year through three years .                    5,747            10.98                7,232            10.61
More than three years through five years                    6,606             9.21               14,454             8.84
More than five years through ten years .                    2,245            10.12               16,074             8.15
More than ten years through twenty years                      784             9.58               22,515             8.11
More than twenty years .................                       --               --              226,504             7.79
                                                          -------                              --------
      Total ............................                  $17,085                              $295,702
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


         The largest dollar amount of the Bank's consumer loans are second mortgages and home equity lines of credit. Consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower. Terms to maturity vary up to 60 months, except for second mortgage loans which may have maturities up to 15 years. At December 31, 1997, the Bank's consumer loan balances totaled $17.1 million, or 5.78% of its loan portfolio.


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


                                                          Year Ended December 31,
                                                --------------------------------------------
                                                  1997            1996               1995
                                                --------        --------           --------
                                                             (In Thousands)
Originations by type:
Adjustable rate:
   Real estate
         - one- to four-family .........        $ 81,694(1)     $ 99,723(1)        $ 42,929
         - multi-family ................             702           3,951                825
         - non-residential .............             375             363              1,673
         - construction ................           4,658           7,324              3,918
    Consumer(2) ........................           8,390          13,615             10,394
    Commercial warehouse line of credit            8,953          24,677             25,647
                                                --------        --------           --------
                  Total adjustable-rate          104,772         149,653             85,386
                                                --------        --------           --------

Fixed rate:
   Real estate
         - one- to four-family .........           6,060          12,934              8,437
         - multi-family ................             809           4,407              1,707
         - non-residential .............              34           2,340                 --
         - construction ................             185             548                 --
   Consumer ............................           4,490           2,933              3,360
                                                --------        --------           --------
                  Total fixed-rate .....          11,578          23,162             13,504
                                                --------        --------           --------
                  Total loans originated         116,350         172,815             98,890
                                                --------        --------           --------

Purchases:
 Mortgage-backed securities(3) .........           7,022          13,885             11,414
                                                --------        --------           --------
                  Total additions ......         123,372         186,700            110,304
                                                --------        --------           --------

Sales:
 Real estate:  one- to four-family .....           5,001           8,488              5,989
 Mortgage-backed securities ............           4,000          44,312              3,097
                                                --------        --------           --------
                  Total sales ..........           9,001          52,800              9,086
Principal repayments ...................          82,504          92,526             66,289
                                                --------        --------           --------
                  Total reductions .....          91,505         145,326             75,375
                                                --------        --------           --------
         Net increase ..................        $ 31,867        $ 41,374(4)        $ 34,929
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


                                                                     Loans Delinquent For:
                          ---------------------------------------------------------------------------------------------------------
                                     60-89 Days                       90 Days and Over                         Total
                          --------------------------------     -------------------------------      -------------------------------
                          Number      Amount       Percent     Number      Amount      Percent      Number      Amount      Percent
                          ------      ------       -------     ------      ------      -------      ------      ------      -------
                                                                      (Dollars in Thousands)
AT DECEMBER 31, 1997
Real Estate:
 One- to four-family        11        $1,184         .40%        10        $1,234         .42%         21        $2,418       .82%
 Construction or
   development .....        --            --          --         --            --          --          --            --        --
Non Residential ....         1         2,315         .79          1            39         .01           2         2,354       .80
Consumer ...........         9            98         .03         12            86         .03          21           184       .06
                            --        ------        ----         --        ------        ----         ---        ------      ----
     Total .........        21        $3,597        1.22%        23        $1,359         .46%         44        $4,956      1.68 %
                            ==        ======        ====         ==        ======        ====         ===        ======      ====
AT DECEMBER 31, 1996
Real Estate:
 One- to four-family        11        $1,554         .64%         6        $  565         .23%         17        $2,119       .87%
 Construction or
   development .....        --            --          --          1           498         .20           1           498       .20
 Nonresidential ....        --            --          --          1            41         .02           1            41       .02
Consumer ...........        13            53         .02         13            53         .02          26           106       .04
                            --        ------        ----         --        ------        ----         ---        ------      ----
     Total .........        24        $1,607         .66%        21        $1,157         .47%         45        $2,764      1.13 %
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

         In connection with the filing of its periodic reports with the OTS and in accordance with the classification of assets policy, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 1997, the Bank had designated $3.5 million of its assets as Special Mention, and classified $1.2 million as Substandard, $125,000 as Doubtful. The Bank's assets designated as special mention includes the $2.3 million office property discussed in data under the heading Commercial/Non-Residential and Multi-Formation Real Estate Lending and other residential and consumer loans. Suburban Federal's classified assets, excluding investment securities, consist of the non-performing loans and foreclosed assets discussed below. As of the date hereof, these asset classifications are consistent with those of the OTS and FDIC.


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


                                                                                   December 31,
                                                 ----------------------------------------------------------------------------------
                                                  1997               1996               1995               1994              1993
                                                 ------             ------               ----               ----             ----
                                                                                (Dollars in Thousands)
Non-accrual loans:
  One- to four-family ...............            $1,235             $  333               $ 78               $ 83             $ 13
  Construction or development .......                --                498(1)             494(1)             546(1)           879(1)
  Commercial ........................                39                 41                 --                 --               --
  Consumer and other ................                71                 18                 11                 11               10
                                                 ------             ------               ----               ----             ----
     Total ..........................             1,345                890                583                640              902
                                                 ------             ------               ----               ----             ----
Foreclosed assets:
  One- to four-family ...............               135                 14                 14                 --               74
                                                 ------             ------               ----               ----             ----
     Total ..........................               135                 14                 14                 --               74
                                                 ------             ------               ----               ----             ----
Total non-performing assets .........            $1,480             $  904               $597               $640             $976
                                                 ======             ======               ====               ====             ====
Total as a percentage of total assets              0.34%              0.22%              0.16%              0.20%            0.35%
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


         At December 31, 1997, the Bank had an allowance for loan losses of $731,000 or 49.39% of total non-performing assets, compared to an allowance of $860,000 or 95.13% of total non-performing assets, at December 31, 1996. This adjustment was a result of the Bank's ongoing evaluation of its loan portfolio. The Recondev loan, resolved during 1997, resulted in a charge-off of $182,000. Non-performing assets at December 31, 1997 represent primarily first mortgages on single family properties which management believes are adequately secured by the underlying real estate.

         The following table sets forth an analysis of the Bank's allowance for loan losses.


                                                                                Year Ended December 31,
                                                       ----------------------------------------------------------------------
                                                        1997            1996            1995             1994            1993
                                                       -----            ----           -----            -----            ----
                                                                                 (Dollars in Thousands)
Balance at beginning of period ..............          $ 860            $712           $ 698            $ 612            $438

Provision for loan losses:
 Real estate ................................             69              94              14              (49)             91
 Consumer ...................................            111              99              63              107              50
                                                       -----            ----           -----            -----            ----
                                                         180             193              77               58             141
                                                       -----            ----           -----            -----            ----
Loans charged off:
  Real estate ...............................            182               5              --               --              --
  Consumer ..................................            138             110              63               47              37
                                                       -----            ----           -----            -----            ----

    Total loans charged off .................            320             115              63               47              37
                                                       -----            ----           -----            -----            ----

Recoveries ..................................             11              70              --               75              70
                                                       -----            ----           -----            -----            ----

  Net charge offs ...........................           (309)            (45)            (63)              28              33
                                                       -----            ----           -----            -----            ----

Balance at end of period ....................          $ 731            $860           $ 712            $ 698            $612
                                                       =====            ====           =====            =====            ====

Ratio of net charge-offs during the period to
  average loans outstanding during the period            .12%            .02%            .05%              --%             --%
                                                       =====           =====          ======            =====            ====
Ratio of allowance for loan losses to total
  non-performing assets at the end of period           49.39%          95.13%         119.26%          109.06%          62.70%
                                                       =====           =====          ======           ======           =====
Ratio of allowance for loan losses to non-
  performing loans at end of period .........          54.35%          96.63%         122.13%          109.06%          67.85%
                                                       =====           =====          ======           ======           =====

         The distribution of the Bank's allowance for loan losses on loans at the dates indicated is summarized as follows:



                                                                     December 31,
                              ----------------------------------------------------------------------------------------
                                          1997                          1996                           1995
                              ----------------------------------------------------------------------------------------
                                                 Percent                        Percent                       Percent
                                               of Loans                       of Loans                      of Loans
                                                in Each                        in Each                       in Each
                                               Category                       Category                      Category
                                               to Total                       to Total                      to Total
                                 Amount          Loans         Amount           Loans         Amount          Loans
                              ----------------------------------------------------------------------------------------
                                                                  (In thousands)
Real Estate:
  Construction........         $    --             3.48%       $ 403              3.69%     $   403             2.99%
  Other...............             591            90.74          293             89.57          157            86.95
                               -------           ------        -----            ------      -------           ------
    Total Real Estate.             591            94.22          696             93.26          560            89.94
Consumer and other....             140             5.78          164              6.74          152            10.06
                               -------           ------        -----           -------      -------           ------
     Total............         $   731           100.00%       $ 860            100.00%     $   712           100.00%
                               =======           ======        -----            ======      =======           ======




                                                      December 31,
                             --------------------------------------------------------
                                        1994                           1993
                             --------------------------------------------------------
                                                Percent                       Percent
                                              of Loans                      of Loans
                                               in Each                       in Each
                                              Category                      Category
                                              to Total                      to Total
                               Amount           Loans         Amount          Loans
                             --------------------------------------------------------
                                                   (In thousands)
Real Estate:
  Construction........        $  403              4.18%       $ 347             4.88%
  Other...............           143             86.59          173            86.87
                              ------             -----        -----            -----
    Total Real Estate.           546             90.77          520            91.75
Consumer and other....           152              9.23           92             8.25
                              ------            ------        -----           ------
     Total............        $  698            100.00%       $ 612           100.00%
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

         The following table sets forth the composition of the Company's investment securities at the dates indicated.


                                                                               December 31,
                                            -----------------------------------------------------------------------------------
                                                      1997                         1996                          1995
                                            -----------------------------------------------------------------------------------
                                              Book          % of            Book          % of            Book          % of
                                              Value         Total           Value         Total           Value         Total
                                             -------        ------         -------        ------         -------        ------
                                                                          (Dollars in Thousands)
Cash equivalents:
  FHLB daily investment .............        $ 3,911         25.33%        $ 5,307         33.15%        $ 8,911         46.28%

Investment securities:
  U.S. government and
   agency securities ................        $ 4,968         32.17%        $ 3,974         24.82%        $ 5,954         30.92%
  FHLMC and FNMA preferred stock ....          1,674         10.84           2,625         16.39           1,553          8.07
  Corporate securities:
    Equity securities ...............            994          6.44             703          4.39             692          3.59
    Fixed rate ......................             49           .32             102           .64             100           .52
                                             -------        ------         -------        ------         -------        ------
Subtotal ............................          7,685         49.77           7,404         46.24           8,299         43.10
                                             -------        ------         -------        ------         -------        ------

FHLB stock ..........................          3,845         24.90           3,300         20.61           2,045         10.62
                                             -------        ------         -------        ------         -------        ------
   Total cash equivalents, investment
      securities and FHLB stock .....        $15,441        100.00%        $16,011        100.00%        $19,255        100.00%
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

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SUBURBFED FINANCIAL CORP.



Date: May 11, 1998                         By: /s/ Steven E. Stock
                                           -----------------------
                                           Steven E. Stock
                                           Senior Vice President,
                                           Chief Financial Officer
                                           and Treasurer