Form 10-Q
period 1998-03-31
SUBURBFED FINANCIAL CORP
filed 1998-05-12
CIK 881397

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                           ----------------------


                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998


                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    ---------------  ---------------

                       Commission File Number 0-19783


                          SUBURBFED FINANCIAL CORP.
                          -------------------------
           (Exact name of registrant as specified in its charter)


          Delaware                                    36-3796361
          --------                                    ----------
(State or other jurisdiction of        I.R.S. Employer Identification or Number
incorporation or organization)

3301 W. Vollmer Road, Flossmoor, Illinois                60422
-----------------------------------------             ----------
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

As of May 8, 1998, the Registrant had 1,270,483 shares of common stock issued and outstanding.

                          SUBURBFED FINANCIAL CORP.
                              TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I  FINANCIAL INFORMATION                                             1-11

Item 1  Financial Statements

        Consolidated Statements of Financial Condition
               March 31, 1998 (Unaudited) and December 31, 1997           1

        Consolidated Statements of Income (Unaudited)
               Three Months Ended March 31, 1998 and 1997                 2

        Consolidated Statement of Changes in Stockholders' Equity         3
               Three Months Ended March 31,1998 (Unaudited)

        Consolidated Statements of Cash Flows (Unaudited)
               Three Months Ended March 31, 1998 and 1997                 4

        Notes to Consolidated Financial Statements                        5


Item 2  Management's Discussion and Analysis of
               Financial Condition and Results of Operations              6-11


PART II OTHER INFORMATION                                                 12


                          SUBURBFED FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                       MARCH 31    DECEMBER 31
                                                        1998           1997
                                                     (UNAUDITED)

ASSETS

Cash and amounts due from depository institutions    $  3,649,228  $  4,265,615
Interest-bearing deposits                               4,163,252     3,911,510
                                                     --------------------------
    TOTAL CASH AND CASH EQUIVALENTS                     7,812,480     8,177,125
                                                     --------------------------

Investment securities held to maturity                  1,991,667     3,988,542
  (Fair Value: 1998 - $2,000,000; 1997 - $4,936,719)
Investment securities available for sale,
  at fair value                                         5,008,114     3,696,349
Trading securities                                      1,907,889     1,740,883
Mortgage-backed securities held to maturity            76,840,059    77,161,513
  (Fair Value: 1998 - $76,879,787;1997 - $89,846,124)
Mortgage-backed securities available for sale,
  at fair value                                        46,586,265    37,426,637
Loans receivable                                      293,265,409   293,631,549
Real estate owned                                         268,394       135,361
Stock in Federal Home Loan Bank of Chicago              4,085,000     3,845,000
Office properties and equipment                         4,979,743     5,043,797
Accrued interest receivable                             2,622,800     2,597,917
Prepaid expenses and other assets                       1,028,175       929,911
Deposit base intangible                                    78,656        87,448
                                                     --------------------------
    TOTAL ASSETS                                      446,474,651   438,462,032
                                                     ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                            320,968,223   316,655,755
  Federal Home Loan Bank advances                      80,700,000    76,200,000
  Other borrowed money                                  8,662,000     8,844,000
  Advance payments by borrowers for taxes
    and insurance                                       2,838,113     3,052,895
  Other liabilities                                     3,276,359     4,202,269
                                                     --------------------------
    TOTAL LIABILITIES                                 416,444,695   408,954,919
                                                     ==========================

STOCKHOLDERS' EQUITY:
  Common stock                                             13,739        13,712
  Additional paid-in capital                            8,695,173     8,605,578
  Treasury stock                                       (1,576,377)   (1,605,185)
  Retained earnings, substantially restricted          22,891,490    22,407,548
  Accumulated other comprehensive income                   65,055       166,865
  Common stock acquired by ESOP                           (59,124)      (81,405)
  Common stock acquired by Bank Incentive Plan                  0             0
                                                     --------------------------
    TOTAL STOCKHOLDERS' EQUITY                         30,029,956    29,507,113
                                                     --------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $446,474,651  $438,462,032
                                                     ==========================


See notes to consolidated financial statements

                          SUBURBFED FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                       QUARTER ENDED MARCH 31
                                                         1998          1997

INTEREST INCOME:
  Interest on loans                                  $  5,473,200  $  4,748,011
  Interest on mortgage-backed securities                1,939,936     2,238,191
  Interest on investment securities                       102,185       126,994
  Interest on other financial assets                       27,930        32,903
  Dividends on FHLB stock                                  64,030        54,925
                                                     --------------------------
    TOTAL INTEREST INCOME                               7,607,281     7,201,024
                                                     --------------------------
INTEREST EXPENSE:
  Interest on deposits                                  3,580,689     3,608,399
  Interest on borrowed money                            1,251,207       775,734
                                                     --------------------------
    TOTAL INTEREST EXPENSE                              4,831,896     4,384,133
                                                     --------------------------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES    2,775,385     2,816,891
  Provision for loan losses                                60,000        45,000
                                                     --------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     2,715,385     2,771,891
                                                     --------------------------

NON-INTEREST INCOME:
  Loan fees and service charges                           186,621       155,338
  Commission income                                        86,709       130,144
  Gain on sale of loans and securities - Net              213,752        82,257
  Unrealized gain on trading securities - Net              52,732        24,448
  Loss on sale of real estate owned                       (16,264)       (6,282)
  Deposit-related fees and other income                   390,701       375,009
                                                     --------------------------
    TOTAL NON-INTEREST INCOME                             914,251       760,914
                                                     --------------------------

NON-INTEREST EXPENSE:
  General and administrative:
    Staffing costs                                      1,521,251     1,459,089
    Advertising                                            61,451        48,410
    Occupancy and equipment expenses                      530,498       477,678
    Data processing                                        89,120        79,902
    Federal deposit insurance premiums                     49,166        48,045
    Other                                                 454,795       405,522
                                                     --------------------------
  Total General and Administrative Expenses             2,706,281     2,518,646

  Amortization of deposit base intangible                   8,791        10,615
                                                     --------------------------
  TOTAL NON-INTEREST EXPENSE                            2,715,072     2,529,261
                                                     --------------------------

INCOME BEFORE INCOME TAXES                                914,564     1,003,544
  Provision for Income Taxes                              329,000       355,700
                                                     --------------------------
  NET INCOME                                         $    585,564  $    647,844
                                                     ==========================

Earnings Per Share -     - Basic                     $       0.46  $       0.52
                         - Diluted                   $       0.42  $       0.49
Dividends Declared Per Common Share                  $       0.08  $       0.08



See notes to consolidated financial statements

                  SUBURBFED FINANCIAL CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (UNAUDITED)

                                                                              ACCUMULATED                  COMMON
                                                     ADDITIONAL                  OTHER                      STOCK
                                          COMMON      PAID-IN      RETAINED   COMPREHENSIVE   TREASURY     ACQUIRED
                                           STOCK      CAPITAL      EARNINGS      INCOME        STOCK       BY ESOP        TOTAL
Balance at December 31, 1997             $ 13,712  $ 8,605,578  $ 22,407,548  $ 166,865   $ (1,605,185)  $ (81,405)  $ 29,507,113
                                                                                                                              -
COMPREHENSIVE INCOME:                                                                                                         -
  Net income                                                         585,564                                              585,564
  Adjustment of securities                                                                                                    -
    available for sale to fair value,
    net of tax effect                                                          (101,810)                                 (101,810)
                                         -----------------------------------------------------------------------------------------
COMPREHENSIVE INCOME:                                                585,564   (101,810)                                  483,754

Exercise of stock options                      27       37,792                                                             37,819
Tax benefit related to stock
  options exercised                                     21,470                                                             21,470
Treasury stock purchased by
  employee benefit plan
  (1,893 shares)                                        30.333                                  28,808                     59,141
Contribution to fund ESOP loan                                                                              22,281         22,281
Dividends declared on common
  stock                                                             (101,622)                                            (101,622)
                                         -----------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998                $ 13,739  $ 8,695,173  $ 22,891,490  $  65,055   $ (1,576,377)  $ (59,124)  $ 30,029,956
                                         =========================================================================================


See notes to consolidated financial statements

                 SUBURBFED FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                          1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $    585,564  $    647,844
  Adjustments to reconcile net income to net cash
    from operating activities:
    Depreciation                                          196,622       164,200
    Amortization of intangible                              8,792        10,616
    Amortization of cost of stock benefit plans            22,281        31,750
    Amortization of discount on investment securities      (3,125)       (5,000)
    Provision for loan losses                              60,000        45,000
    Proceeds from sale of loans held for sale           2,768,512     1,703,016
    Origination of loans held for sale                 (3,062,983)   (1,454,562)
    Gain on sale of trading securites                     (19,975)      (67,830)
    Net gain on sale of loans and securities             (193,777)      (14,427)
    Net loss on sale of real estate owned                  16,264         6,282
    Unrealized gain on trading securities                 (52,732)      (24,448)
    Proceeds from sales of trading account securities     142,675       395,240
    Purchase of trading account securities               (236,975)     (159,225)
    Net change in:
      Accrued interest receivable                         (24,883)     (128,822)
      Accrued interest payable                             28,198         8,668
      Deferred income                                      83,213       (10,862)
      Deferred and accrued income taxes                   451,888      (723,810)
      Other liabilities                                (1,316,458)      986,695
      Prepaid expenses and other assets                   (78,363)       54,334
                                                     --------------------------
  NET CASH FLOWS PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                 (625,262)    1,464,659
                                                     --------------------------

INVESTING ACTIVITIES:
  Proceeds from sale of investment securities,
    available for sale                                    362,576        25,755
  Proceeds from maturities of investment
    securities, held to maturity                        2,000,000             0
  Purchases of investment securities,
    available for sale                                 (1,600,000)   (1,000,000)
  Purchase of investment securities, held to maturity           0       (75,000)
  Proceeds from sale of mortgage-backed securities,
    available for sale                                  1,897,445             0
  Proceeds from repayments of mortgage-backed
    securities, available for sale                      2,473,505     1,206,516
  Proceeds from repayments of mortgage-backed
    securities, held to maturity                        5,523,017     3,052,739
  Purchases of mortgage-backed securities,
    available for sale                                (12,043,594)            0
  Purchases of mortgage-backed securities,
    held to maturity                                   (5,201,562)            0
  Purchase of Federal Home Loan Bank stock               (240,000)            0
  Disbursements for loans                             (29,718,446)  (20,723,846)
  Loan repayments                                      28,404,220    12,482,381
  Proceeds from sale of real estate owned                 125,000        12,794
  Property and equipment expenditures                    (132,568)      (99,990)
                                                     --------------------------
  NET CASH FLOWS USED IN INVESTING ACTIVITIES          (8,150,407)   (5,118,651)
                                                     --------------------------
FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                  37,820        31,717
  Dividends paid on common stock                         (101,622)     (100,875)
  Proceeds from issuance of treasury stock                 59,140        56,451
  Net increase in deposits                              4,312,468    16,392,726
  Proceeds from borrowed money                         46,161,000    35,402,000
  Repayment of borrowed money                         (41,843,000)  (48,629,000)
  Net decrease in advance payments by borrowers
    for taxes and insurance                              (214,782)     (124,541)
                                                     --------------------------
  NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES       8,411,024     3,028,478
                                                     --------------------------
  Decrease in Cash and Cash Equivalents                  (364,645)     (625,514)
  Cash and Cash Equivalents at Beginning of Period      8,177,125     8,852,236
                                                     --------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  7,812,480  $  8,226,722
                                                     ==========================

CASH PAID DURING THE PERIOD FOR:
  Interest                                           $  4,803,698  $  4,375,465
  Income taxes                                              7,344             0

NON CASH INVESTING ACTIVITIES:
  Loans securitized into mortgage-backed securities     1,551,600             0
  Transfer of loans to real estate owned             $    287,797  $          0


See notes to consolidated financial statements

                 SUBURBFED FINANCIAL CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three month periods ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of SuburbFed Financial Corp. (the "Company") and its consolidated subsidiaries Suburban Federal Savings, a Federal Savings Bank (the "Bank"); the Bank's wholly owned subsidiaries, Suburban Mortgage Services, Inc. and South Suburban Securities Corporation; and the wholly owned subsidiary of South Suburban Securities Corporation, Suburban Insurance Resources Agency, Inc. The results of operations for the three month period ended March 31, 1998 is not necessarily indicative of the results to be expected for the full year.

Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

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

Note C - Earnings Per Share

Earnings per basic share of common stock for the three month periods ended March 31, 1998 and 1997 have been determined by dividing net income for the period by the weighted average number of shares of both basic and diluted shares of common stock and common stock equivalents outstanding. (See Exhibit 11 attached) Stock options are regarded as common stock equivalents and are therefore considered in the diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. Earnings per share data for the three month period ended March 31,1997 has been restated for comparative purposes to reflect the implementation of Statement of Financial Accounting Standards No. 128.

Note D - Dividend Declaration

The Company declared a dividend of $.08 per share, representing its twenty-fourth consecutive quarterly dividend payable April 15, 1998 to shareholders of record April 1, 1998. The dividend, totaling $101,622, has been recorded as of March 31, 1998 as a reduction of retained earnings in the accompanying consolidated statements of financial condition.

                 SUBURBFED FINANCIAL CORP. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

During the three month period ended March 31, 1998, total assets of the Company increased by $8.0 million. This increase in assets was primarily funded by $4.3 million of deposit growth plus $4.3 million of additional borrowed money. Mortgage-backed securities grew by $8.8 million while loans receivable declined by $366,000. The strategy of increasing loan originations, which began in 1995, continued during the first three months of 1998 ,however, loan repayments increased significantly and represented the primary cause of the decline in the loans receivable balance.

The 1998 decrease in loans receivable was primarily the result of loan repayments of $28.4 million, sales of $2.8 million of one to four family, fixed rate loans to the Federal National Mortgage Association and loans securitized of $1.6 million offset by loan disbursements of $32.8 million. Comparable origination and repayment data for the three month period ended March 31,1997 shows disbursements of $22.2 million, repayments of $12.5 million and sales of $1.7 million. No loans were securitized in the 1997 period.

Mortgage-backed securities ("MBS") held to maturity decreased $321,000 during the most recent three month period due to repayments of $5.5 million offset by purchases of $5.2 million. Pursuant to the Company's asset/liability management strategy, the Company's portfolio contains MBS with adjustable interest rates or short effective terms (2 to 5 year average lives at date of purchase).

Mortgage-backed securities available for sale increased $9.2 million due to purchases of $12.0 million and securitizations of $1.6 million offset by repayments of $2.5 million and sales of $1.9 million during the three month period ended March 31,1998.

The level of savings deposits is affected primarily by interest rates, the total amount of funds consumers elect to save, and competition for savings from alternative investments in the marketplace. Total savings deposit accounts increased $4.3 million from $316.7 million on December 31, 1997 to $321.0 million on March 31, 1998. The Company experienced a net deposit inflow of $1.1 million for the three month period ended March 31, 1998 (before interest credited).The comparable data for the three month period ended March 31, 1997 was an inflow of $13.2 million (before interest credited). Interest credited was $3.2 million for both of the three month ended March 31, 1998 and 1997.

During 1998, the Company increased Federal Home Loan Bank advances by $4.5 million to assist in funding the purchases of mortgage-backed securities.

Stockholders' equity increased $523,000 during the three month period ended March 31, 1998 due in part to earnings of $586,000 and $59,000 of proceeds from the sale of treasury stock to fund shares purchased by employees under the Company's 401(K) retirement plan offset by a decrease in unrealized gains on securities available for sale of $102,000 and dividends paid of $101,000.

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

Current Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 4% of short-term customer accounts and borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. The Bank's average daily liquidity ratio for the three month period ending March 31, 1998 was 4.6%. Liquid assets have been maintained at a level above regulatory minimums.

The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificates of deposits and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, maintain its liquidity and meet operating expenses. As of March 31, 1998, the Company had approximately $12.3 million in outstanding commitments to originate mortgage loans. The Company considers it's liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs.

The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

On December 7, 1989, new capital standards were imposed on the thrift industry as a result of the Financial Institutions Reform, Recovery and Enforcement Act ( "FIRREA"). Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk-adjusted assets and a leverage ratio of core capital to total adjusted assets. As of March 31, 1998, the Bank exceeded all regulatory capital standards.

At March 31, 1998, the Bank's core capital was $26.7 million or 6.02% of adjusted total assets, which exceeds the current 4.00% requirement by $8.9 million. The Bank had risk-based capital of $27.4 million at March 31, 1998, or 13.67% of risk-adjusted assets which exceeds the 8.00% risk-based capital requirement by $11.4 million.

ANALYSIS OF OPERATIONS

Net income for the three month period ended March 31, 1998 was $586,000 compared to $648,000 for the same period of the prior year. This decrease is primarily attributable to the decrease in net interest income during the period of $42,000, and the increase of $186,000 in non-interest expense, partially offset by the increase in non-interest income of $153,000. Net interest margin decreased from 2.85% for the three month period ended March 31, 1997 to 2.58% for the three months ended March 31, 1998. The primary reasons for the decrease in net interest income and the decrease in the net interest margin are the effect of $58,000 of accelerated loan origination cost amortization and an increase of $85,000 in the reserve for uncollected interest. The combined effect of these factors accounted for a 14 basis point decrease in the margin while the remaining decline can be attributed to interest rate compression resulting from originating current loans at lower rates than those which are repaying, without a comparable decline in the cost of funds.

The increase in the reserve for uncollected interest resulted primarily from a $2.3 million loan on an office property in Matteson, Illinois becoming 90 days delinquent. Under the Company's accounting policy all accrued interest was fully reserved as of March 31, 1998. The loan was originated in January, 1996, and the current delinquency was precipitated by the loss of a major and several minor tenants in December 1996. The vacant space is being re-rented, however, cashflow is not yet sufficient to service the loan.

Interest income on loans and mortgage-backed securities for the three period ended March 31, 1998 increased $427,000 from the same period in 1997. This increase resulted primarily from the effect of the net increase in average loans and mortgage-backed securities outstanding of $34.6 million as compared to the prior year period.

Interest expense on deposits decreased by $28,000 for the three month period ended March 31, 1998 from the prior year level. The reduction in expense resulted from the effect of the decrease in average deposit account balances of $444,000 for the three month period ended March 31, 1998, from the prior year level and an decrease of 3 basis points in the average cost of deposits for the three month period ended March 31, 1998 as compared to the 1997 period.

Interest expense on borrowed money increased $475,000 for the three month period ended March 31, 1998 from the same period in 1997. This increase is primarily attributable to the effect of an increase in average borrowings outstanding of $30.7 million for the three month period ended March 31, 1998 as compared to the same period of 1997.

Management establishes specific reserves for estimated losses on loans when it determines that losses are anticipated on these loans. The Company calculates any allowance for possible loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans. These factors include, but are not limited to, current and anticipated economic conditions, historical loan loss experience, a detailed analysis of individual loans for which full collectability may not be assured, a determination of the existence and realizable value of the underlying collateral, the ability of the borrower to repay and the guarantees securing such loans. Management, as a result of this review process, recorded provisions for loan losses in the amount of $60,000 for the three month period ended March 31, 1998 as compared to $45,000 for the three month period ended March 31, 1997. During the quarter ended March 31, 1997, the Company received a final settlement from the bankruptcy trustee for a development loan that had a balance of $498,000. Settlement of this loan has resulted in a $182,000 charge-off which the Company had previously considered in determining the level of loan loss allowance. Recoveries of $145,000 from the settlement of other related lawsuits in connection with this loan have been recorded in prior periods as increases to the loan loss allowance. The Company's non-accrual loans at March 31, 1998 of $3.8 million include the $2.3 million loan on the office property in Matteson, Illinois and various first mortgages secured by 1 to 4 family properties and consumer loans. Non-accrual loans at March 31,1997 were $879,000. The increase in residential non-accrual loans is primarily a result of the increase in loans outstanding.

The Company's general loan loss reserve balance as of March 31, 1998 was $745,000. The December 31, 1997 general loan loss reserve balance was $731,000. Net charge-offs for the 1998 period were $46,000 compared to $201,000 for the 1997 period which included the charge-off noted above.

Loan fees and service charges increased $31,000 during the three month period ended March 31, 1998 as compared to the same period in 1997 primarily due to an increase in loan disbursements of $10.6 million as compared to the same period in 1997.

Commission income from the sale of insurance products and mutual funds for the three month period ended March 31,1998 decreased $43,000 from the comparable 1997 periods, as sales volumes decreased. Deposit related fees and other income increased $15,000 from the comparable 1997 period due to increased transaction volume.

Net realized and unrealized gains on sale of loans and securities were $266,000 for the three month period ended March 31, 1998 as compared to $107,000 for the comparable 1997 period. The increased gains are primarily attributable to the Company's trading portfolio of bank and thrift equity securities.

Total general and administrative expense increased $188,000 as compared to the related 1997 period due to additional staffing costs of $62,000 and additional occupancy costs of $53,000 consisting primarily of the cost of the Bank's new call center.

The provision for income taxes for the three month period ended March 31, 1998 decreased from the comparable 1997 period due to decreased earnings.

IMPACT OF THE NEW ACCOUNTING STANDARDS

Employers' Disclosures about Pension and Other Employee Benefits.
In February, 1998 the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Post-retirement Benefits" ("SFAS No. 132"). SFAS No. 132 alters current disclosure requirements regarding pensions and other post-retirement benefits in the financial statements of employers who sponsor such benefit plans. The revised disclosure requirements are designed to provide additional information to assist readers in evaluating future costs related to such plans. Additionally, the revised disclosures are designed to provide changes in the components of pension and benefit costs in addition to the year end components of those factors in the resulting asset or liability related to such plans. The statement is effective for fiscal years beginning after December 15,1997 with earlier application available. The Company has not yet determined the impact of adopting this statement.

The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.

PROPOSED MERGER

On December 29,1997, the Board of Directors announced the execution of a definitive agreement pursuant to which the Company will merge with and into Citizens Financial Services, FSB of Munster, Indiana. In connection with the merger, Citizens Financial will undertake to convert from a mutual to a stock institution and form a holding company. Under the terms of the agreement, each share of the Company will be exchanged for shares of Citizens' common stock with an initial conversion offering price equivalent to $36, based on the initial public offering price of Citizens' common stock. Consummation of the merger is subject to the approval of the Company's stockholders, the conversion of Citizens and all regulatory approvals. The transaction is expected to close in the third quarter of 1998.

STOCK REPURCHASE PROGRAM

On October 24, 1995, the Company announced that its Board of Directors had authorized a second stock repurchase program which allows the Company to repurchase up to 4.9% (62,925 shares) of the common stock outstanding in open market transactions. As of May 8, 1998, the Company had purchased 43,907 shares. As part of the merger negotiations, the Company agreed to make no further purchases of its stock.

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



                                       SUBURBFED FINANCIAL CORP
                                       ------------------------
                                             Registrant


DATE:  May 8, 1998               BY:(s)  /s/ Daniel P. Ryan
                                         -------------------------

                                         Daniel P. Ryan
                                         Chairman
                                         President and
                                         Chief Executive Officer




DATE:  May 8, 1998               BY:(s)  /s/ Steven E. Stock
                                         -------------------------

                                         Steven E. Stock
                                         Senior Vice President
                                         Chief Financial and
                                         Accounting Officer